Form 10-Q
period 1995-09-30
ONBANCORP INC
filed 1995-11-14
CIK 846609

-------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended: September 30, 1995 Commission File No.:  0-18011


                               ONBANCorp, Inc.
             (Exact name of registrant as specified in its charter)


          Delaware                                     16-1345830
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


                101 South Salina Street, Syracuse, New York 13202
              (Address of principal executive office and Zip Code)


                                 (315) 424-4400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X    NO
                                     ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share                        13,868,691
        (Title of Class)                                  (Shares Outstanding)

-------------------------------------------------------------------------------
                        This report contains 18 pages

                        ONBANCorp, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                         ----

      Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets .
                 September 30, 1995, December 31, 1994,
                 and September 30, 1994......................................3

             Condensed Consolidated Statements of
                 Income for the Three Months and
                 Nine Months ended September 30, 1995 and 1994...............4

             Condensed Consolidated Statements of
                 Changes in Shareholders' Equity for the
                 Nine Months ended September 30, 1995 and 1994...............5

             Condensed Consolidated Statements of Cash Flows
                 for the Nine Months ended September 30, 1995 and 1994.......6

             Notes to Condensed Consolidated Financial Statements..........7-9


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................10-17


PART II.  OTHER INFORMATION.................................................18

Signatures..................................................................19

ONBANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)


==================================================================================================================================
                                                                           SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,
                                                                                1995            1994           1994
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                    $  131,022          135,387       129,874
Federal funds sold and other                                                   29,378           38,577        14,621
Securities:
   Trading                                                                      5,606           26,024        16,444
   Available for sale                                                         698,158          710,767     1,546,568
   Held to maturity, fair value of $3,278,955 at September 30, 1995,
    $3,035,242 at December 31, 1994 and $2,882,079 at September 30, 1994     ,245,923        3,153,896     2,887,178
----------------------------------------------------------------------------------------------------------------------------------
          Total securities                                                  3,949,687        3,890,687     4,450,190
----------------------------------------------------------------------------------------------------------------------------------
Loans:
   Portfolio, net of premium and discount                                   2,222,974        1,977,643     1,906,195
   Allowance for loan losses                                                  (35,146)         (33,775)      (34,393)
----------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                         2,187,828        1,943,868     1,871,802
----------------------------------------------------------------------------------------------------------------------------------
Loans available for sale                                                       42,812           23,687        12,754
Premises and equipment, net                                                    66,114           60,973        57,349
Due from brokers                                                                   25          446,916            --
Other assets                                                                  138,332          183,210       164,370
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                      $6,545,198        6,723,305     6,700,960
==================================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
      Non-interest bearing                                                    303,478          303,016       285,698
      Interest bearing:
        Savings, NOW and money market                                       1,331,844        1,448,903     1,521,359
        Time deposits less than $100,000                                    1,738,991        1,565,708     1,577,652
        Time deposits $100,000 and greater                                    451,527          475,716       375,954
----------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                    3,825,840        3,793,343     3,760,663
----------------------------------------------------------------------------------------------------------------------------------
   Repurchase agreements                                                      867,823        1,058,316     1,413,263
   Other borrowings                                                         1,291,560        1,158,772     1,089,402
   Due to brokers                                                              93,660          284,232            --
   Other liabilities                                                           84,481           65,706        61,132
-----------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                 6,163,364        6,360,369     6,324,460
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, par value $1.00 per share; 10,000,000 shares authorized;
     Series B 6.75% Cummulative Convertible; shares outstanding: 9/30/95 --
     2,608,800; 12/31/94 and 9/30/94--2,817,500                                 2,609            2,818         2,818
   Common stock, par value $1.00 per share; 56,000,000 shares authorized;
     shares issued: 9/30/95--14,084,991; 12/31/94--14,050,321;
      9/30/94--14,037,994                                                      14,085           14,050        14,038
   Additional paid-in capital                                                 157,993          162,960       162,404
   Retained earnings                                                          246,868          229,374       272,890
   Net unrealized holding loss on securities, net of deferred taxes of $(22,030) at September 30,1995, $(30,544) at
      December 31, 1994 and $(50,134) at September 30,  1994                  (33,045)         (45,816)      (75,200)
   Treasury Stock, at cost, 216,300 common shares                              (6,376)              --            --
   Guarantee of ESOP indebtedness                                                (300)            (450)         (450)
-----------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                          381,834          362,936       376,500
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $6,545,198        6,723,305     6,700,960
===================================================================================================================================

     See accompanying notes to condensed consolidated financial statements. ONBANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Share Data)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                         FOR THE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          1995            1994            1995            1994
-----------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                                              $47,794          38,723         135,507         112,525
   Mortgage-backed securities                                          52,920          51,816         150,509         136,191
   Other securities                                                    11,135          10,669          34,183          32,299
  Federal funds sold and other                                            621             321           1,892           1,115
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                          12,470         101,529         322,091         282,130
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                            39,902          30,850         115,749          77,629
   Borrowings:
      Repurchase agreements                                            13,906          14,612          40,248          41,936
      Other                                                            19,848          13,438          52,318          37,959
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                         73,656          58,900         208,315         157,524
-----------------------------------------------------------------------------------------------------------------------------------
          Net interest income                                          38,814          42,629         113,776         124,606
          Provision for loan losses                                     1,610           1,510           4,990           6,128
-----------------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses          37,204          41,119         108,786         118,478
-----------------------------------------------------------------------------------------------------------------------------------
 Other operating income:
   Mortgage banking                                                     1,247           3,651           2,441           4,586
   Service charges                                                      3,881           3,669          11,385          10,704
   Net gain on securities                                                 104             832           2,874             674
   Other                                                                1,307           1,191           3,761           5,427
-----------------------------------------------------------------------------------------------------------------------------------
        Total other operating income                                    6,539           9,343          20,461          21,391
-----------------------------------------------------------------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                                      10,219          10,505          30,424          31,033
   Building, occupancy and equipment                                    4,112           4,148          13,227          13,270
   Deposit insurance premiums                                             602           1,890           4,944           5,307
   Contracted data processing                                           2,475           2,585           7,248           3,988
   Legal and financial services                                           697             658           2,470           2,303
   Other                                                                5,913           6,530          18,191          17,163
-----------------------------------------------------------------------------------------------------------------------------------
        Total other operating expenses                                 24,018          26,316          76,504          73,064
-----------------------------------------------------------------------------------------------------------------------------------
          Income before income taxes                                   19,725          24,146          52,743          66,805
 Income taxes                                                           7,059           9,291          20,016          25,709
-----------------------------------------------------------------------------------------------------------------------------------
          Net income                                                  $12,666          14,855          32,727          41,096
===================================================================================================================================
INCOME PER COMMON SHARE:
   Primary                                                            $  0.82            0.96            2.06            2.64
   Fully diluted                                                         0.78            0.91            2.00            2.51
===================================================================================================================================

See accompanying notes to condensed consolidated financial statements. ONBANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (In Thousands, Except Share Data)

                                                                                       Net
                                                                                   Unrealized
                                                                                     Holding
                                                           Additional                 Gain                    Guarantee
                                       Preferred   Common   Paid-in       Retained   (Loss) on   Treasury      of ESOP
                                         Stock     Stock    Capital       Earnings  Securities     Stock     Indebtedness   Total
===================================================================================================================================
Balance at December 31, 1993            $2,818     13,980     161,633     245,872       6,935         --       (600)      430,638
Net income                                  --         --          --      41,096          --         --         --        41,096
Stock issued under:
  Stock Option Plans                        --         44         413          --          --         --         --           457
  Employee Stock Purchase Plan              --         14         358          --          --         --         --           372
Cash dividends declared:
  Preferred ($1.27 per share)               --         --          --      (3,566)         --         --         --        (3,566)
  Common ($.75 per share)                   --         --          --     (10,512)         --         --         --       (10,512)
  Employee Stock Ownership Plan
   loan repayment                           --         --          --          --          --         --        150           150
Changes in net unrealized holding
  loss on securities, net of income
  tax effect of $(55,311)                   --         --          --          --     (82,135)        --         --       (82,135)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994           $2,818     14,038     162,404     272,890     (75,200)        --       (450)      376,500
===================================================================================================================================
Balance at December 31, 1994            $2,818     14,050     162,960     229,374     (45,816)        --       (450)      362,936
Net income                                  --         --          --      32,727          --         --         --        32,727
Stock issued under:
  Stock Option Plans                        --         18         158          --          --         --         --           176
  Employee Stock Purchase Plan              --         17         354          --          --         --         --           371
Cash dividends declared:
  Preferred ($1.27 per share)               --         --          --      (3,460)         --         --         --        (3,460)
  Common ($.84 per share)                   --         --          --     (11,773)         --         --         --       (11,773)
Preferred Stock Repurchased               (209)        --      (5,479)         --          --                    --        (5,688)
Common Stock Repurchased                    --         --          --          --          --     (6,376)        --        (6,376)
Employee Stock Ownership Plan
  loan repayment                            --         --          --          --          --         --        150           150
Changes in net unrealized holding
 gain on securities, net of income
 tax effect of $8,514                       --         --          --          --      12,771         --          --       12,771
-----------------------------------------------------------------------------------------------------------------------------------
 Balance at September 30, 1995          $2,609     14,085     157,993     246,868     (33,045)   (6,376)       (300)      381,834
===================================================================================================================================


See accompanying notes to condensed consolidated financial statements.

ONBANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

===================================================================================================================================
                                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                          1995              1994
-----------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED  BY OPERATING ACTIVITIES                                                          $ 95,003            149,872
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
     Proceeds from sales of securities available for sale                                            768,274            573,864
     Proceeds from maturities of and principal collected on securities
       available for sale                                                                            249,300            214,277
     Proceeds from maturities of and principal collected on securities held to
       maturity                                                                                      540,122            558,993
     Purchases of securities available for sale                                                     (498,216)          (355,703)
     Purchases of securities held to maturity                                                       (752,584)        (1,899,829)
     Net change in loans                                                                            (254,776)          (172,942)
     Purchases of premises and equipment                                                              (9,382)            (4,556)
     Cash recieved in purchase of Columbia Branches, net of transaction costs paid                         --            248,508
     Other                                                                                             4,910              4,106
-----------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                                  47,648           (833,282)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
     Net decrease in deposit accounts excluding time deposits                                       (116,597)           (59,759)
     Net increase in time deposits                                                                   149,094            541,328
     Net increase (decrease) in repurchase agreements                                               (294,606)           162,213
     Net increase (decrease) in other borrowings                                                     (28,436)                27
     Advances from Federal Home Loan Bank                                                            895,064            364,093
     Repayment of advances from Federal Home Loan Bank                                              (732,021)          (289,857)
     Repayments of collateralized mortgage obligations                                                (1,819)            (7,808)
     Net proceeds from issuance of common stock                                                          547                829
     Repurchase of preferred stock                                                                    (5,688)                --
     Purchase of treasury stock                                                                       (6,376)                --
     Cash dividends paid on common stock                                                             (11,822)           (10,472)
     Cash dividends paid on preferred stock                                                           (3,555)            (3,566)
-----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                    (156,215)           697,028
-----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (13,564)            13,618
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     173,964            130,877
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $160,400            144,495
===================================================================================================================================
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                                                      204,135            154,405
       Income taxes                                                                                   19,480             37,202
     Non-cash investing and financing activities:
       Securitization of mortgage loans                                                               10,518            232,027
       Mortgage loans transferred to other real estate owned                                           3,370              2,669
     Transfer of securities to held to maturity                                                           --          1,265,441
     Transfer of securities to trading                                                                    --             12,621
===================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        ONBANCorp, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

     The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at September 30, 1995 and 1994 and the results of operations for the three and nine months ended September 30, 1995 and 1994.

     Certain reclassifications have been made to prior period amounts for consistency in reporting.

(2)  ACQUISITION

     On June 3, 1994, the Company acquired from the Resolution Trust Corporation
(RTC) $273 million of deposits at 9 branches of Columbia Banking Federal Savings Association, Rochester, New York. These branches were acquired at a premium of $24.9 million.

(3)  SECURITIES

     On July 1, 1994, U.S. Government agency securities with an amortized cost of $369 million and an unrealized loss of $25.7 million were transferred from available for sale to held to maturity. On August 31, 1994, collateralized mortgage obligations with an amortized cost of $968 million and an unrealized loss of $45.9 million were transferred from available for sale to held to maturity. The unrealized loss shall continue to be reported in shareholders' equity but shall be amortized over the remaining life of the security as an adjustment to yield using the interest method. The amortization of the unrealized loss reported in equity will offset the effect on interest income of the amortization of the discount.

(4)  LOANS

     The Financial Accounting Standards Board issued Statement 114 Accounting by Creditors for Impairment of a Loan as amended by Statement 118, Accounting by Creditors for Impairment of a Loan - Income and Disclosure. These statements prescribe recognition criteria for loan impairment, generally related to commercial type loans, and measurement methods for certain impaired loans and all loans whose terms are modified in troubled debt restructuring subsequent to the adoption of these statements. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement.

     As of January 1, 1995, the Company has adopted the provisions of SFAS No. 114 and SFAS No. 118 and has provided the required disclosures. The effect of adoption was not material to the consolidated financial statements. As of January 1, 1995, all of the Company's in substance foreclosed assets were reclassified into impaired loan status as required by SFAS No. 114. For all prior periods presented, all amounts related to in substance foreclosures have also been reclassified. These reclassifications did not impact the Company's consolidated financial condition or results of operations.

     As a result of the adoption of SFAS No. 114, the allowance for possible loan losses related to impaired loans that are identified for evaluation in accordance with SFAS No. 114 is based on the present value of expected cash flows discounted at the loan's initial effective interest rate, except that as a practical expedient, impairment may be measured at the loan's observable market price, or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent. The Company considers estimated costs to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment of those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans. Prior to the adoption of SFAS No. 114 and 118, the allowance for possible loan losses related to these loans was based on estimated undiscounted cash flows or the fair value of the collateral, less estimated costs to sell for collateral dependent loans.

     Other real estate owned included both formally foreclosed and in-substance foreclosed real properties. In accordance with SFAS No. 114, a loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Prior to the adoption of SFAS No. 114 and SFAS No. 118, in-substance foreclosed properties included those properties where the borrower had little or no remaining equity in the property considering its fair value remaining equity; where repayment was only expected to come from the operation or sale of the property; and where the borrower had effectively abandoned control of the property or it was doubtful that the borrower would be able to rebuild equity in the property.

     At September 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $8.2 million. Included in this amount is $6.0 million of impaired loans for which the related allowance for credit losses is $2.2 million. In addition, included in the total impaired loans at September 30, 1995 is $2.2 million of impaired loans that as a result of the adequacy of collateral values do not have an allowance for credit losses determined in accordance with SFAS No. 114. The average recorded investments in impaired loans during the nine months ended September 30, 1995 was approximately $10.1 million.

     Impaired loans are included in non-performing loans, generally as non-accrual loans. Commercial type loans past due greater than 90 days and still accruing are generally not considered to be impaired as the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the delinquent period. Restructured loans amounting to $2.7 million were restructured prior to the adoption of SFAS No. 114, and are therefore not considered impaired.

     For the nine months ended September 30, 1995 the Company recognized interest income on those impaired loans of $182 thousand which included $182 thousand of interest income recognized using the cash basis method of income recognition.

     Potential problem loans at September 30, 1995 amounted to $24.0 million. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrowers inability to comply with the present loan repayment terms. Of the $24.0 million in potential problem loans, none are considered impaired under SFAS No. 114. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

(5)  SHAREHOLDERS' EQUITY

     In 1995 the Company repurchased and retired 208,700 shares of Series "B" Cumulative Convertible Preferred Stock at a cost of $5.688 million and repurchased 216,300 shares of Common Stock at a cost of $6.376 million. The Company intends to continue to acquire, as market conditions permit, both preferred and common stock up to the limit of 5% of fully diluted shares which was announced during the first quarter of 1995.

     Primary earnings per share are based upon the weighted average number of common shares and common share equivalents outstanding, after provision for dividends on preferred shares. The average number of shares used to compute primary earnings per share was 14,173,117 and 14,209,641 for the three months ended September 30, 1995 and 1994, respectively; and 14,196,745 and 14,207,552 for the nine months ended September 30, 1995 and 1994, respectively.

     Fully diluted earnings per share are based upon the weighted average number of common shares and common share equivalents outstanding and the assumed conversion of the preferred shares. The average number of shares used to compute fully diluted earnings per share was 16,275,970 and 16,403,955 for the three months ended September 30, 1995 and 1994, respectively; and 16,385,824 and 16,401,867 for the nine months ended September 30, 1995 and 1994, respectively.

                       ONBANCorp, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     ONBANCorp, Inc.'s ("ONBANCorp" or "the Company") results of operations are dependent upon the results of operations of its wholly owned subsidiary banks:
OnBank & Trust Co., Franklin First Savings Bank and OnBank ("the Banks").

     On June 3, 1994 the Company purchased nine branches with $273 millon in deposits of Columbia Banking Federal Savings Association of Rochester, New York from the RTC.

     Third quarter net income was $12.7 million compared to $14.9 million for the 1994 third quarter and first nine months net income was $32.7 million compared to $41.1 million for the prior year period. Fully diluted net income per common share was $.78 compared to $.91 for the 1994 third quarter and 1995 first nine months fully diluted net income per common share $2.00 compared to $2.51 prior year period. Book value per common share increased to $22.83 at September 30, 1995 from $20.82 at December 31, 1994 and from $21.80 at September 30, 1994. A regular dividend of $.28 per common share was declared for the third quarter of 1995 and paid on October 2, 1995. Regular dividends of $.84 per common share have been declared and paid during the first nine months of 1995. Return on average equity (ROE) was 13.1% and 11.6% for the three and nine month periods ended September 30, 1995 compared to 15.7% and 13.7% for the respective prior year periods. Return on Average Assets (ROA) was .78% and .69% for the three and nine month periods ended September 30, 1995 compared to .89% and .88% for the respective prior year periods.

Net Interest Income

     The operating results of the three and nine month periods ended September 30, 1995 have been significantly influenced by the balance sheet repositioning activity which the Company undertook late in 1994. The net effect of the activity was to reduce the duration and the absolute size of the available-for-sale portfolio and to pay down existing short-term borrowings to reduce interest rate risk which had been created by the rapidly rising interest rates in 1994. The Company's one-year interest rate sensitivity is about 97% in balance at September 30, 1995 when measured on a duration basis. The Company is smaller at September 30, 1995 than it was at either September, 30 or December 31, 1994 and less sensitive to rapid increases in interest rates than it was during the fourth quarter of 1994.

     Net interest income was $38.8 million and $113.8 million for the three and nine month periods ended September 30, 1995 down from the $42.6 million and $124.6 million recorded in the respective prior year periods. Average loans of $2.089 billion for the first nine months of 1995 were $297 million or 17% improved over the first nine months of 1994 as a result of the Company's continuing focus on expanding its loan generation. The yield on these average loans also improved by .27% to 8.67% for the first nine months of 1995 compared to the 8.40% for the prior year period. The volume of average mortgage-backed securities for the first nine months of 1995 declined to $3.106 billion or by $174 million compared to the prior year period. The yield on these mortgage-backed securities increased by .93% to 6.48% as a combined result of the reinvestment of part of the proceeds from the sale of securities during the fourth quarter 1994 repositioning and the scheduled repricing of certain adjustable-rate mortgage-backed securities which the Company had acquired prior to year-end 1994. Other securities 1995 first nine month average balances declined by $70 million to $791 million and the yield increased by .76 to 5.78% compared to the 1994 first nine months. Average loans increased by more than the decrease in average mortgage-backed securities and other securities, therefore, average interest earning assets of $6.025 billion were $57 million more for the first nine months of 1995 than for the first nine months of 1994. The yield on total earning assets increased by .83% to 7.15% for the nine months of 1995 compared to the first nine months of 1994. The Company intends to continue its efforts to increase its core lending business as a percentage of overall earning assets.

     The average balance of savings deposits increased by $140 million to $816 million for the first nine months of 1995 compared to the prior year period. The cost of these deposits also increased by .28% to 2.84% for the first nine months of 1995 compared to the prior year period. Average time deposits increased $527 million to $2.136 billion for the first nine months of 1995 compared to the first nine months of 1994. The costs of these deposits also increased by 1.29% to 5.53% for the first nine months ended September 30, 1995. The increase in time deposits was the result of increases in municipal and retail brokered certificates of deposit being greater than the decrease in retail consumer certificates of deposit. The increase in cost of time deposits was directly related to the increases in market interest rates which occurred on a continuing basis during 1994. Average interest bearing transaction accounts (Money market, NOW and excrow deposits) decreased $231 million to $560 million and the cost increased .11% to 2.41% when comparing the first nine months of 1995 to the first nine months of 1994. The decrease in these accounts is mainly attributable to higher market interest rates during the second half of 1994 and the associated consumer preferecnce for higher yielding certificates of deposit, as well as, alternative investments such as stocks and bonds. Average total interest bearing deposits increased by $436 million or 14% to $3.512 billion for the first nine months of 1995 compared to the first nine months of 1994. Increases in municipal deposits, brokered deposits and the effect of the Rochester area branches acquired in June, 1994 were the major factors affecting the increase in interest bearing deposits.

     Total average borrowings (including repurchase agreements) of $2.097 billion for the first nine months of 1995 are $346 million or 14% less than the $2.443 billion for the first nine months of 1994. Rising interest rates during 1994 also affected the costs of the borrowings with repurchase agreements increasing by 1.99% to 5.97% and other borrowings increasing .95% to 5.85% when comparing the first nine months of 1995 to the first nine months of 1994. The Company has extended the average maturity of its new borrowings during the first nine months of 1995 with more than $1.2 billion being extended to approximately two years maturity. The essentially flat slope of the yield curve provides the opportunity for extending liabilities and thereby helping to protect against rising interest rates, however, the offset is that the Company's net interest income will not benefit as much from declining interest rates. The increase in average deposits was greater than the decrease in average borrowings when comparing the first nine months of 1995 to the first nine months of 1994. As a result of rising interest rates during 1994, the cost of total interest bearing liabilities increased by 1.15% to 4.97% for the first nine months of 1995 compared to the first nine months of 1994.

     Interest rates rose dramatically during 1994 and the full impact was not realized until the first nine months of 1995 because of the time lag in the repricing of various assets and liabilities. The effect of the increases in cost of 1.15% being .32% greater than the .83% increase in the yield resulted in the net interest spread declining from 2.50% to 2.18% for the first nine months of 1995 compared to the first nine months of 1994. The effects of average interest bearing liabilities increasing by more than interest earning assets was partially offset by the increase in non-interest bearing liabilities for the first nine months of 1995 compared to the first nine months of 1994, however, the net interest margin, which is affected by the relative average balances of interest earning assets and interest bearing liabilities, declined by .27% to 2.52% for the first nine months of 1995 compared to the first nine months of 1994.

     The Federal Reserve increased interest rates on seven separate occasions between the first quarter of 1994 and the first quarter of 1995, one of the most dramatic inceases in recent history. Many of the adjustable-rate mortgage-backed securities and loans held by the Banks reached their annual caps during this rapid increase in rates and potential yield increases were limited over this time period and theoretically over the next several years if rates continued to rapidly rise. During periods of unusually rapidly rising rates the contracual annual caps can have a limiting effect on annual yield increases and on the market value of the loans and securities. Market rate borrowings are not limited by the same type of caps and will generally increase in tandem with increasing market rates of interest. Consumer deposit costs are administered by the Banks and historically have lagged market rates of interest during periods of rising rates. Therefore, a continuation of increasing interest rates could have a compressing effect on the Bank's net interest margins over time. The actions take by the Banks during the fourth quarter of 1994 and the first nine months of 1995 to reposition a significant portion of the available-for-sale securities portfolio, to reduce the volume of financing transactions and to selectively lengthen borrowings have lessened the Banks' interest rate sensitivity, not eliminated it.

     As interest rates rose during 1994 the mix of residential real estate loans also changed so that approximately 37% of these loans were adjustable rate. The higher yields of fixed rate loans with inherent prepayment risk in a declining interest rate scenario made these loans more acceptable to retain in portfolio. Given the fact that interest rates have declined since December 31, 1994, the Banks have again begun selling fixed rate real estate loan production to limit interest rate risk. Loans available for sale, consisting relatively equal balances of education loans and fixed rate mortgage loans, were $43 million at September 30, 1995. The Banks continually monitor their overall interest rate risk profiles and, based upon that profile and market conditions, the Banks determine whether or not to sell loan production with the ultimate objective being to minimize interest rate risk and to increase net income and, therefore, increase shareholder value.

     This table sets forth for the nine months ended September 30, the average daily balances of the Company's major asset and liability items and the interest earned or paid thereon expressed in dollars and weighted average rates.
===================================================================================================================================
                                                                       1995                                   1994
(DOLLARS IN THOUSANDS)                                   AVERAGE                   YIELD           AVERAGE                 YIELD
                                                         BALANCE      INTEREST      RATE           BALANCE  INTEREST        RATE
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS(1)
  Loans                                                  2,089,412    135,507        8.67%        1,791,931      112,525    8.40%
  Mortgage-backed securities                             3,105,799    150,509        6.48%        3,279,532      136,191    5.55%
  Other Securities                                         790,798     34,183        5.78%          860,556       32,299    5.02%
  Federal funds sold and other                              39,107      1,892        6.47%           35,836        1,115    4.16%
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets                         6,025,116    322,091        7.15%        5,967,855      282,130    6.32%
  Non-interest earning assets                              325,438                                  293,222
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                         $6,350,554                                6,261,077
===================================================================================================================================
INTEREST BEARING LIABILITIES
  Savings deposits                                         816,324     17,354        2.84%          676,095       12,939    6.32%
  Time deposits                                          2,135,704     88,281        5.53%        1,609,088       51,058    4.24%
  Money market accounts, NOW acounts,
    and escrow deposits                                    560,318     10,114        2.41%          790,865       13,632    2.30%
-----------------------------------------------------------------------------------------------------------------------------------
   Total Deposits                                        3,512,346    115,749        4.41%        3,076,048       77,629    3.37%
  Repurchase agreements                                    901,011     40,248        5.97%        1,407,550       41,936    3.98%
  Other borrowings                                       1,196,067     52,318        5.85%        1,035,591       37,959    4.90%
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities                    5,609,424    208,315        4.97%        5,519,189      157,524    3.82%
   Non-interest bearing deposits                           296,354                                  285,415
   Non-interest bearing liabilities                         66,654                                   54,307
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                     5,972,432                                5,858,911
  Shareholders' equity                                     378,122                                  402,166
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity           $6,350,554                                6,261,077
   Net interest income                                  $             113,776                                    124,606
===================================================================================================================================
     Interest rate spread                                                            2.18%                                  2.50%
     Net interest margin(2)                                                          2.52%                                  2.79%
   Total interest earning assets to total interest
     bearing liabilities                                                             1.07X                                  1.08X
  Average equity to average assets                                                   5.95%                                  6.42%
===================================================================================================================================
 (1) Nonaccruing loans,  which are immaterial, have been included in interest earning  assets.
 (2) Computed  by  dividing  net  interest  income by total interest earning assets.


     The following table presents changes in interest income and interest expense attributable to: changes in volume (changes in average balance or volume multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated proportionately to the absolute dollar amount of the change in each.


                                                               1995 COMPARED TO 1994
                                                                 INCREASE (DECREASE)
(dollars in thousands)                                    VOLUME       RATE       NET
-----------------------------------------------------------------------------------------
INTEREST EARNING ASSETS
   Loans                                                $ 19,254      3,728     22,982
   Mortgage-backed securities                             (7,520)    21,838     14,318
   Other securities                                       (2,755)     4,639      1,884
   Federal funds sold and other                              110        667        777
-----------------------------------------------------------------------------------------
      Total change in income from interest earning
       assets                                              9,089     30,872     39,961
-----------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
   Savings deposits                                        2,891      1,524      4,415
   Time deposits                                          19,291     17,932     37,223
   Money market accounts, NOW accounts,
         and escrow deposits                              (4,140)       622     (3,518)
------------------------------------------------------------------------------------------
      Total change in interest expense on deposits        18,042     20,078     38,120
   Repurchase agreements                                 (18,243)    16,555     (1,688)
   Other borrowings                                        6,379      7,980     14,359
------------------------------------------------------------------------------------------
      Total change in expense from interest bearing        6,178     44,613     50,791
      liabilities
------------------------------------------------------------------------------------------
   Net interest income                                  $ 12,911    (13,741)   (10,830)
==========================================================================================

     Allowance for Loan Losses. Management's evaluation of the adequacy of the allowance takes into consideration the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions.

     Non-performing loans plus other real estate owned represented .49% of total assets at September 30, 1995. The Company's provision for loan losses of $1.6 million and $5.0 million for the three and nine month periods ended September 30, 1995 were slightly more than the $1.5 million and less than the $6.1 million recorded in the respective prior year periods. These provisions reflect both the increase in overall lending which has occurred in 1995 and the continuing decrease in non-performing loans to $27.4 million at September 30, 1995 from $29.8 million at December 31, 1994 and a year-end high of $39.4 million at December 31, 1992. The coverage ratio of allowance for loan losses to nonperforming loans increased from 113% at year-end 1994 to 128% at September 30, 1995. The allowance as a percent of gross loans was 1.58% at September 30, 1995. The ratio of delinquent loans as a percentage of gross loans was 1.2% at September 30, 1995. Loan quality remains strong at ONBANCorp.

     The following table sets forth the activity in the allowance for loan losses for the periods indicated:



                                              SEPTEMBER 30,      -----------------------DECEMBER 31,-------------------------
(Dollars in Thousands)                            1995           1994          1993          1992          1991          1990
-----------------------------------------------------------------------------------------------------------------------------------
Beginning balance                                $33,775        32,717        31,722        13,064        10,937         5,238
Charge-offs
  Mortgage loans                                   2,971         3,706           748         1,623         1,687         2,487
  Commercial loans                                   209         1,746         7,303             8             6            --
  Other loans                                      1,653         2,686         3,684           639           726           481
-----------------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                  4,833         8,138        11,735         2,270         2,419         2,968
-----------------------------------------------------------------------------------------------------------------------------------
Recoveries
  Mortgage loans                                     416           236             1            30            --             6
  Commercial loans                                   293           598         1,341             9            --            --
  Other loans                                        505           724         1,091            93            86            70
-----------------------------------------------------------------------------------------------------------------------------------
Total recoveries                                   1,214         1,558         2,433           132            86            76
-----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                    3,619         6,580         9,302         2,138         2,333         2,892
-----------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                          4,990         7,638        10,297         5,900         4,460         8,591
Allowance of combined banks                           --            --            --        14,896            --            --
-----------------------------------------------------------------------------------------------------------------------------------
Ending balance                                   $35,146        33,775        32,717        31,722        13,064        10,937
===================================================================================================================================
  Ratio of net charge-offs to average loans
  outstanding                                       0.17%         0.35%         0.47%         0.14%         0.15%         0.19%
===================================================================================================================================

     The following table sets forth the allocation of the allowance for loan losses:


                                               SEPTEMBER 30,     ------------------------DECEMBER 31,------------------------
(Dollars in Thousands)                            1995           1994          1993          1992          1991          1990
-----------------------------------------------------------------------------------------------------------------------------------
 Mortgage loans                                 $16,441        17,374        17,313        15,237         9,122          8,369
 Mortgage loans to total loans                    59.71%        59.74%        60.89%        61.32%        72.22%         77.29%
 Construction loans                             $ 1.060           340           340           150            --             --
 Construction loans to total loans                 1.98%         1.58%         1.64%         1.64%         1.21%          1.04%
 Commercial loans                               $11,730        10,676        10,856        10,774         1,067            979
 Commercial loans to total loans                  11.59%        11.32%         9.53%         9.54%         1.72%          1.17%
 Auto Leases                                    $   341            50            --            --            --             --
 Auto Leases to total loans                        1.49%         0.24%           --            --            --             --
 Other loans                                    $ 5.547         5.335         4.208         5,561         2,875          1,589
 Other loans to total loans                       25.23%        27.12%        27.94%       27.50%         24.85%         20.49%
-----------------------------------------------------------------------------------------------------------------------------------
  Total allowance for loan losses                $35,146        33,775        32,717        31,722        13,064        10,937
===================================================================================================================================

     The loan loss allowance allocation provided does not necessarily represent the total amount which may or may not be available for actual future losses in any one or more of the categories.

     The following table sets forth information with respect to loans delinquent for 90 days or more, restructured loans and other nonperforming assets:

                                                         SEPTEMBER 30,    -------------------- DECEMBER 31,--------------------
(DOLLARS IN THOUSANDS)                                       1995         1994        1993        1992        1991        1990-
-----------------------------------------------------------------------------------------------------------------------------------
Delinquent mortgage loans:
  Conventional                                             $12,511      12,691      11,436      13,275      10,940       8,600
  FHA and VA                                                   717         612         905       1,155       1,055       1,005
  Multi family and commercial                                7,509       8,591       7,546       7,864       3,735       3,368
-----------------------------------------------------------------------------------------------------------------------------------
Total delinquent mortgage loans                            $20,737      21,894      19,887      22,294      15,730      12,973
-----------------------------------------------------------------------------------------------------------------------------------
As a percentage of gross mortgage loans                        1.5%        1.8%        1.7%       1.7%         1.4%        1.1%
-----------------------------------------------------------------------------------------------------------------------------------
Delinquent commercial loans:                               $ 4,171       5,593       6,655       9,782         357         290
-----------------------------------------------------------------------------------------------------------------------------------
As a percentage of gross commercial loans                      1.6%        2.5%        3.6%        4.9%        1.4%        1.6%
-----------------------------------------------------------------------------------------------------------------------------------
Delinquent other loans:
  Home equity                                              $   783         720         414         528         389         242
  Guaranteed student                                           124         157          97         902       5,829       8,873
  Loans to individuals                                       1,550       1,396       1,651       1,815       1,033         837
  Autos Leases                                                  --          --          --          --          --          --
-----------------------------------------------------------------------------------------------------------------------------------
Total delinquent other loans                               $ 2,457       2,273       2,162       3,245       7,251       9,952
-----------------------------------------------------------------------------------------------------------------------------------
As a percentage of gross other loans                           0.4%        0.4%        0.4%        0.6%        1.9%        3.1%
-----------------------------------------------------------------------------------------------------------------------------------
Delinquent loans as a percentage of gross loans                1.2%        1.5%        1.5%        1.7%        1.5%        1.5%
===================================================================================================================================
Nonperforming loans:
  Non-accrual loans                                        $22,015      22,525      25,381      30,236      14,999      12,675
  Accruing loans delinquent 90 days or more                  2,604       2,386       3,323       5,085       8,339      10,540
  Restructured loans                                         2,746       4,849       5,559       4,053       7,991       9,802
-----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                   27,365      29,760      34,263      39,374      31,329      33,017
Other nonperforming assets:
  Other real estate owned                                    4,170       5,431      10,719      17,332       6,893       6,656
  Repossessed assets                                           588         335         666         327         210         299
-----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                 $32,123      35,526      45,648      57,033      38,432      39,972
===================================================================================================================================
Allowance for loan losses as a percentage of non-
  performing loans                                          128.43%     113.49%      95.49%      80.57%      41.70%      33.13%
Nonperforming assets as a percentage of total
  assets                                                      0.49%       0.53%       0.79%       1.21%       1.13%       1.43%
==================================================================================================================================

OTHER OPERATING INCOME

     Other operating income, which is generated by mortgage banking activities, service charges, security transactions and miscellaneous other sources, decreased by $2.8 million and $.9 million for the three and nine month periods ended September 30, 1995 compared to the respective prior year periods.

     Mortgage banking income decreased by $2.4 million and $2.1 million for the three and nine month periods ended September 30, 1995 compared to the respective prior year periods. The Company recognized a $2.7 million gain on the sale of servicing during the third quarter of 1994. Absent this nonrecurring gain the mortgage banking income increased in the three and nine month periods ended September 30, 1995 compared to the respective prior year periods. The volume of loans serviced for others has decreased from $1.253 billion at September 30, 1994 to $1.147 billion at September 30, 1995.

     Service charges increased $.2 million or 5.8% and $.7 million or 6.4% for the three and nine month periods ended September 30, 1995 compared to the respective prior year periods. Increasing volumes of commercial banking business and the associated fees are primarily responsible for these increases. The Company intends to continue to emphasize the growth of "core" commercial banking in the form of deposit growth and electronic fee generated business. For example, OnBank & Trust Co. recently won the bid to be the sole provider of ATM's at almost all (26) New York State Thruway Service Areas. This type of activity will provide additional fee income.

     Gains on the sale of securities were $.7 million less and $2.2 million greater in the three and nine month periods ended September 30, 1995 compared to the respective prior year periods. These gains generally reflect improvements in value in the trading account and sale of selected available-for-sale securities.

OTHER OPERATING EXPENSES

     Other operating expenses decreased $2.3 million and increased $3.4 million for the three and nine month periods ended September 30, 1995 compared to the respective prior year periods. A reduction of FDIC insurance premiums of $1.3 million for the third quarter of 1995 along with approximately $1.0 million of other operating efficiencies related primarily to systems consolidations accounted for the $2.3 million decrease. The FDIC assessment reduction and a portion of the other reductions are expected to continue. The $3.4 million increase on a year to year basis is primarily related to the acquisition of nine branches in the Rochester market area in June of 1994. Incremental goodwill amortization of $1.5 million for the nine month period ended September 30, 1995 compared to the prior year period and the additional costs of operating the branches account for the majority of the increase. The increased volume of banking activity and the associated expenses also influenced the increase in the year over year operating expenses, however, when compared to almost any peer group the Company's expenses to average assets ratio of 1.61% for the first nine months and 1.48% for the third quarter of 1995 is favorable.

     Congress currently has proposed legislation to recapitalize the Savings Association Insurance Fund. If enacted in its current form, the Banks' one-time FDIC assessment would be approximately $10 million.

DIVIDENDS

     Payments of dividends by ONBANCorp on its common and preferred stock is subject to various regulatory and tax restrictions. During the three and nine month periods ended September 30, 1995 the Company declared dividends of $.28 and $.84 respectively, per common share amounting to $3.9 million and $11.8 million, respectively. For the same periods the Company declared dividends of $.42 and $1.27 respectively, per preferred share amounting to $1.1 and $3.5 million, respectively. These dividends were paid in April, July and October of 1995 to appropriate shareholders of record.

LIQUIDITY

     ONBANCorp's liquidity should be sufficient to meet normal transaction requirements and flexible enough to take advantage of market opportunities and to react to other liquidity needs. Net cash provided by operating activities decreased to $71 million for the first nine months of 1995 from $150 million for the prior year period.

Investing activities provided $71 million primarily from sales of securities available for sale. The major use of financing activity funds was to reduce various types of borrowings with total uses of cash from financing activities totaling $156 million. Cash and cash equivalents of $160 million at September 30, 1995 were $16 million greater than at September 30 , 1994.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

     The capital to asset ratio was 5.8% on September 30, 1995 as measured by shareholders' equity of $382 million and assets of $6.545 billion. ONBANCorp's capital ratios exceed all regulatory requirements including the total risk adjust capital ratio of 14.4% which is almost double the regulatory requirements of 8.0%.

PART II.   OTHER INFORMATION
           -----------------
      Item 6:   Exhibits and Reports on Form 8-K
            (a)  Exhibits
                   None

            (b) Reports on Form 8-K
                   None

                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       ONBANCorp, INC.




                                       /s/ Robert J. Bennett
                                       --------------------------------
DATE:  November 13, 1995               Chairman, President
                                       and Chief Executive Officer



                                       /s/ Robert J. Berger
                                       --------------------------------
DATE:  November 13, 1995               Senior Vice President, Treasurer
                                       and Chief Financial Officer