Form 10-Q/A
period 1995-09-30
ONBANCORP INC
filed 1996-02-13
CIK 846609

--------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
          (Amendment Number 1 to Form 10-Q filed on November 14, 1995)


For the quarterly period ended: September 30, 1995  Commission File No.: 0-18011



                                 ONBANCorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    16-1345830
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                101 South Salina Street, Syracuse, New York 13202
              ----------------------------------------------------
              (Address of principal executive office and Zip Code)


                                 (315) 424-4400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES       X            NO
                        -------------         -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share                          13,868,691
---------------------------------------                     --------------------
            (Title of Class)                                (Shares Outstanding)





--------------------------------------------------------------------------------

                          This report contains 3 pages

PART II.  OTHER INFORMATION

          Item 6:  Exhibits and Reports on Form 8-K

                  (a) Exhibits. The following exhibit is filed as part of this quarterly report on Form 10Q/A.

No.       Exhibit

27        Financial Data Schedule for the period ended September 30, 1995.

                  (b)  Reports on Form 8-K

                       None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               ONBANCorp, INC.




                                               /s/ Robert J. Bennett
                                               --------------------------------
DATE:  February 8, 1996                        Robert J. Bennett
                                               Chairman, President
                                               and Chief Executive Officer



                                               /s/ Robert J. Berger
                                               --------------------------------
DATE:  February 8, 1996                        Robert J. Berger
                                               Senior Vice President, Treasurer
                                               and Chief Financial Officer