Form 10-K
period 1995-12-31
ONBANCORP INC
filed 1996-04-01
CIK 846609

- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 1995      Commission File No.:  0-18011

                                 ONBANCorp, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                     16-1345830
    (State of Incorporation)                (I.R.S. Employer Identification No.)


                101 South Salina Street, Syracuse, New York 13202
              (Address of principal executive office and Zip Code)

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.00 par value
     Series B 6.75% Cumulative Convertible Preferred Stock, $1.00 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90
days. YES   X   NO
          -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

As of March 21, 1996, the aggregate market value of the 12,871,863 shares of Common Stock of the Registrant outstanding on such date, excluding the 654,357 shares held by all directors and executive officers of the Registrant as a group, was $431,207,410. This figure is based on the last sale price of $33.50 per share of the Registrant's Common Stock on March 21, 1996.

Number of shares of Common Stock outstanding as of March 21, 1996:  13,526,220.

- --------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
- --------------------------------------------------------------------------------

(1) Portions of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Part 11, Items 5, 6, 7 and 8 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in April 1996 are incorporated by reference into Part III, Items 10 - 13 of this Form 10-K.

- --------------------------------------------------------------------------------

                                                 TABLE OF CONTENTS
                                           FORM 10-K ANNUAL REPORT 1995
                                                  ONBANCorp, INC.

                                                                                                                PAGE #
PART I

Item 1.     Business..........................................................................................   3
Item 2.     Properties........................................................................................  24
Item 3.     Legal Proceedings.................................................................................  24
Item 4.     Submission of Matters to Vote of Security Holders.................................................  24

PART II

Item 5.     Market for Registrant's Common Stock and Related Shareholder Matters..............................  24
Item 6.     Selected Financial Data...........................................................................  24
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operation......................................................................................  24
Item 8.     Financial Statements and Supplementary Data.......................................................  24
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................................................  25

PART III

Item 10.    Directors and Executive Officers of the Registrant................................................  25
Item 11.    Executive Compensation............................................................................  25
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management........................................................................................  25
Item 13.    Certain Relationships and Related Transactions....................................................  25

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................  25

PART I

ITEM 1.    BUSINESS

         General. ONBANCorp, Inc. (the "Company" or "ONBANCorp") is a Delaware chartered bank holding company which operates three wholly owned subsidiaries, OnBank & Trust Co., OnBank and Franklin First Savings Bank ("the Banks").

         ONBANCorp completed a purchase transaction on December 31, 1992 for the Merchants National Bank & Trust Company of Syracuse and Union National Bank, Albany, New York (the "Combined Banks") previously owned by MidLantic Corporation. The Combined Banks had assets of $1 billion, deposits of $.9 billion and 40 locations in metropolitan Syracuse and Albany. Since the Combined Banks were purchased on the last day of the fiscal year, their assets are included in the Company's consolidated 1992 year-end balance sheet.

         On January 1, 1993, the Combined Banks were converted from national banks to New York State trust companies. On January 15, 1993 OnBank and the acquired banks were reorganized, resulting in the creation OnBank & Trust Co., a New York trust company, having total assets of approximately $3.1 billion and 61 locations, and the reduction in size of OnBank, a New York State savings bank, to total assets of approximately $.4 billion and 9 locations.

         On August 31, 1993 the Company merged with Franklin First Financial Corp., and Franklin First Savings Bank ("Franklin") a $1.3 billion Pennsylvania thrift with deposits of $.8 billion and 22 locations and Franklin became a subsidiary of the Company. This merger has been accounted for using the pooling of interests method and, therefore, prior period results have been restated.

         During June of 1994 OnBank & Trust acquired nine branches with $.3 billion in deposits in the Rochester metropolitan area and accounted for the acquisition using the purchase method.

         Diversified financial services are offered through 122 locations in the upstate New York communities of Syracuse, Auburn, Rome, Utica, Buffalo, Rochester, Binghamton, Poughkeepsie, and Albany, and Scranton/Wilkes-Barre, Pennsylvania. Management believes that ONBANCorp has the largest share of retail deposits in Onondaga County, New York and is currently the County's leading residential mortgage lender, in addition to having a significant market presence in adjacent Oneida and Cayuga Counties. As of December 31, 1995, ONBANCorp had total consolidated assets of $5.6 billion, deposits of $3.8 billion and shareholders' equity of $388.8 million. At December 31, 1995, 66% of the Company's earning assets were guaranteed by various government instrumentalities or were secured by residential mortgages, and the remainder consisted primarily of other loans and investment grade securities.

         The principal business of the Banks is to accept deposits from the general public and to invest those deposits, together with funds from borrowings and ongoing operations, in business, consumer, and residential mortgage loans. ONBANCorp has concentrated its efforts in the retail, municipal and commercial banking business, expanding the types of financial products and services, including trust offered to its customers. The Banks offer a variety of deposit and loan products designed to meet the needs of residents and businesses of its market area, as well as discount brokerage services through TradeStar Investments, Inc. and non-insured mutual funds and annuities through Liberty Securities Corporation. The Company does not believe that any potential obligations and/or exposures to loss exist as a result of this activity with Liberty Securities Corporation.

         ONBANCorp's current business strategy is to (i)continue its focus on retail and business banking relationships through selective expansion in its market areas, (ii)improve core earnings from loans and investments,
(iii)maintain adequate leverage and risk-based capital for regulatory purposes and business operations, (iv)manage assets and liabilities to minimize the negative effects of changing interest rate environments, (v)maintain its emphasis on asset quality controls, (vi)achieve greater operating revenues while continuing to be efficient and (vii)continue to broaden management depth.

         ONBANCorp is building upon its traditional business of gathering consumer deposits and making mortgage loans by selectively developing its commercial lending and business relationships and increasing its portfolio of commercial loans and deposits from small and medium-sized companies located in the Company's market areas. To direct that growth, management has assembled a team of bankers with extensive commercial banking experience.

         Since 1993, capital has been leveraged in the form of financing transactions. These transactions have generally involved short-term market rate borrowings, such as repurchase agreements, funding assets such as Treasuries and mortgage-backed securities. The intended short term nature of the financing transactions along with the minimal credit risk associated with these assets (generally U.S. Government or mortgage-backed securities) which were classified as available for sale, would have provided the opportunity to increase return on equity ("ROE") and earnings per share ("EPS") as well as adjust the balance sheet as more traditional banking relationships were added. However, rapidly rising interest rates in 1994 had an adverse effect on this strategy. Corporate strategy was revised in 1995 to further accelerate the focus on core banking and to significantly diminish investments in securities. Recent accounting rule changes relating to investment securities have resulted in more volatile financial statements for companies like ONBANCorp who are in the midst of transitioning from the thrift profile of 1990 to the regional banking company profile of 1995.

         In connection with the implementation of Statement of Financial Accounting Standards (FAS) No. 115 at December 31, 1993, securities, principally mortgage-backed, with an amortized cost of $2.3 billion were transferred to the available for sale portfolio. In 1994, the regulatory policy was revised to require transfer of securities to available for sale only in cases where the safety and soundness of an institution is an issue. In view of the policy revision, in 1994, the Company transferred securities with a fair value of $1.27 billion from available for sale to held to maturity. These transfers had the practical effect of limiting the potential capital erosion which could have occurred if interest rates rose dramatically and these securities had remained classified as available for sale.

         As of November 15, 1995, all companies subject to FAS 115 were permitted a one-time opportunity to reallocate securities previously classified as held to maturity into the available for sale category without calling into question the Company's intent to hold the remaining securities to maturity. ONBANCorp availed itself of this opportunity and transferred approximately $1.54 billion in securities from held to maturity to available for sale. Following this move the Company sold approximately $1.2 billion of its available for sale securities and used the proceeds to pay down borrowings and fund future loan growth. This sale enabled the Company to shrink the absolute levels of securities and borrowings. The yield on assets sold was approximately the same as the cost of the borrowings repaid, therefore, net interest income was not adversely affected. Prepayment fees related to the prepayment of borrowings were more than offset by gains on securities sold. The future implications of these actions will not materially affect net income, however, the net interest margin should increase because net interest income (the numerator) should remain approximately the same while the average earning assets (the denominator) will significantly diminish by approximately $1 billion. The increase in net interest margin effect will begin in early 1996 since many of the transactions did not settle until December of 1995. Total securities have declined by $1.15 billion to $2.74 billion at December 31, 1995 from $3.89 billion at December 31, 1994 and on a percentage basis represent 49% and 58% of total assets on those respective dates.

         At December 31, 1995 total assets were $5.6 billion, earning assets were $5.2 billion, deposits $3.8 billion including $.4 billion of brokered time deposits and shareholders' equity was $388.8 million, net of $19.0 million of net unrealized holding loss on securities pursuant to FAS 115. It is expected that a majority of this unrealized holding loss will be amortized back into capital over the next two or three years.

         The following table sets forth the amortization, maturity and repricing schedule of the Company's interest earning assets and interest bearing liabilities for all future time periods as of December 31, 1995. Most of the Company's adjustable rate mortgages and adjustable rate mortgage-backed securities provide for limitations on the interest rate adjustments that may occur during any one adjustment period, as well as during the life of the loan. Such limitations could have the effect of reducing the interest rate sensitivity of these loans if interest rates were to significantly increase for prolonged periods. In periods of high interest rates, prepayment levels of fixed rate mortgage loans and mortgage-backed securities would be expected to decrease and conversely they would be expected to increase if interest rates were to decline. The principal amount for each asset and liability is shown in the first period in which it is expected to be repaid or the rate thereon is scheduled to be reset.

                                                    Less Than         Three                     Greater
                                                      Three         Months to       1 to 5       Than
(Dollars in Thousands)                                Months         1 Year          Years      5 Years        Total
- -----------------------------------------------------------------------------------------------------------------------
Interest earning assets
   Mortgage loans                                  $  279,428         317,424       455,600     351,749      1,404,201
   Other loans                                        383,822          73,120       312,654      80,610        850,206
   Loans available for sale                            24,596                                    15,541         40,137
- -----------------------------------------------------------------------------------------------------------------------
           Total loans                                687,846         390,544       768,254     447,900      2,294,544

   Mortgage-backed securities                         466,211         546,191       866,666     492,791      2,371,859
   Other securities                                    76,637          83,070       195,384      14,893        369,984
   Federal funds sold and other                       134,623                                                  134,623
- -----------------------------------------------------------------------------------------------------------------------
           Total interest earning assets           $1,365,317       1,019,805     1,830,304     955,584      5,171,010
- -----------------------------------------------------------------------------------------------------------------------

Interest bearing liabilities
   Savings deposits                                $  768,887                                                  768,887
   Time deposits                                      637,145         971,440       466,068     121,528      2,196,181
   Money market accounts, NOW accounts, and
           escrow deposits                            523,065                                                  523,065
- -----------------------------------------------------------------------------------------------------------------------
           Total deposits                           1,929,097         971,440       466,068     121,528      3,488,133
   Repurchase agreements                                    -         127,083       234,534           -        361,617
   Other borrowings                                   100,000         290,057       502,649      10,664        903,370
- -----------------------------------------------------------------------------------------------------------------------
           Total interest bearing liabilities      $2,029,097       1,388,580     1,203,251     132,192      4,753,120
- -----------------------------------------------------------------------------------------------------------------------
Period excess (deficiency)                         $ (663,780)       (368,775)      627,053     823,392        417,890
As a percent of total earning assets                    -12.8%           -7.1%         12.1%       15.9%           8.1%
Cummulative excess (deficiency)                    $ (663,780)     (1,032,555)     (405,502)    417,890
As a percent of total earning assets                    -12.8%          -19.9%         -7.8%        8.1%
- -----------------------------------------------------------------------------------------------------------------------


The following major assumptions are reflected in the above table:
     1. Fixed rate mortgages and fixed rate mortgage-backed securities prepayment assumptions are based on dealer long-term prepayment estimates for similar coupons.
     2. Adjustable rate assets whose yield is not limited by periodic caps use actual weighted average repricing dates.
     3. Adjustable rate assets whose yield is affected by periodic caps are allocated in periods when full indexing is estimated to occur.
     4.  Other non-amortizing fixed rate assets use actual maturity date.
     5. Deposits without contractual maturity (i.e. savings deposits and interest bearing transaction accounts) are included in the less than three months category.

         The single most important component of the earnings stream of the Banks is net interest income which is directly correlated to net interest margin. It is the intent of the Banks to minimize the sensitivity of the net interest margin to changes in interest rates. The overriding philosophy of management is to establish and maintain a reasonable balance between interest rate sensitive assets ("ISAs") and interest rate sensitive liabilities ("ISLs"). GAP, duration and simulation are the techniques which are used to monitor interest rate risk exposure. Realizing that a perfectly matched balance sheet is a nearly impossible task to maintain, the following parameters are used as guidelines for operations.

         GAP Analysis: This measure utilizes a system of measuring the volumes of assets and liabilities which will mature, reprice or otherwise become available for reinvestment within certain time periods. The goal is to have no more than a plus or minus ten percent mismatch within the one year time frame when dividing the difference between ISAs and ISLs by earning assets.

         Duration Analysis: This technique analyzes the cash flows of assets and liabilities discounted by current interest rates. The net dollar duration for the one year time frame represents the present value of expected cash flows to be received or paid out for assets or liabilities over the next year and is considered an important duration measure as it relates to the extent of near term interest rate risk in the balance sheet. The goal for this measure shall be to maintain the one year net dollar duration divided by average earning assets between plus or minus ten percent.

         Both of these analysis techniques require that certain assumptions be made regarding flows of deposits and loan payments that are different than those in the preceding table. Estimates regarding loan prepayments and conversion of deposit accounts are based upon assumptions which have considered historical data and anticipated interest rates. Duration analysis is considered more comprehensive, therefore, more emphasis is generally placed upon keeping within that guideline. At December 31, 1995 the Company was 4.0% liability sensitive on a GAP basis and 2.7% asset sensitive on a duration basis. The different assumptions used in calculating this GAP percentage are those recommended by the Banking Agencies (i.e.: FDIC, Federal Reserve and OCC) in their proposed interest rate risk requirements and are as follows. Sixty percent of NOW and MMDA accounts are allocated in the one year category and forty percent in the one to three year category. Sixty percent of savings accounts are allocated evenly in the first thirty six months with the remaining forty percent allocated in the three to five year term. The difference in allocation of these types of deposit accounts for the difference between the one year GAP of 19.9% in the preceding table and the 4.0% above. Based upon the results of the GAP duration analysis at December 31, 1995 it appears that the Company is minimally exposed to interest rate changes over a one year period.

         The Company also performs simulation analyses which includes increasing and decreasing the interest rates on a parallel basis as well as analyzing scenarios in which the yield curve flattens or steepens or changes shape in some other fashion. The results of these scenarios are also used to help evaluate the Company's overall interest rate risk exposure.

Lending Activities

         Loan Portfolio. ONBANCorp's net loan portfolio totaled $2.3 billion at December 31, 1995, representing 40.5% of its total assets. Its mortgage loan portfolio is comprised principally of loans secured by first mortgages on one-to-four family residences and generally underwritten in conformity with secondary market standards. These loans are either conventional or insured by the Federal Housing Administration (the "FHA") or partially guaranteed by the Veterans Administration (the "VA"). In addition, the loan portfolio includes mortgage loans secured by income producing commercial real estate or multi-family dwellings, commercial, and other loans, such as home improvement, automobile, manufactured home, guaranteed student loans, secured and unsecured personal loans and home equity lines of credit. The acquisition of the Combined Banks at December 31, 1992 resulted in a substantial increase in the level of commercial loans and multi-family and commercial mortgage loans.

         The following schedule sets forth the composition of ONBANCorp's total portfolio of loans (including loans available for sale) by type of security and percentage of gross loans at December 31:


                              /------------------------------------------December 31,---------------------------------------------/
                              /--------1995-------/ /-------1994-----/  /------1993-----/  /------1992-----/   /------1991--------/
(Dollars in Thousands)          Amount    Percent   Amount   Percent    Amount   Percent   Amount   Percent     Amount    Percent
- -----------------------------------------------------------------------------------------------------------------------------------
Loans by type of security:
Mortgage loans:
   Residential 1-4 family     $1,132,947   48.6%   1,002,434   50.1%    963,803    50.7%  1,075,907   51.5%    1,013,375    67.1%
   Multi family and
    commercial                   248,325   10.7%     193,150    9.7%    191,683    10.1%    195,872    9.4%       70,992     4.7%
   Construction                   53,624    2.3%      31,642    1.6%     31,111     1.6%     34,111    1.6%       19,283     1.3%
- -------------------------------------------------------------------------------------------------------------------------------
      Total mortgage loans     1,434,896   61.6%   1,227,226   61.4%  1,186,597    62.4%  1,305,890   62.5%    1,103,650    73.1%
- -------------------------------------------------------------------------------------------------------------------------------
Commercial loans                 271,798   11.7%     226,538   11.3%    187,250     9.8%    197,752    9.5%       25,811     1.7%
- -------------------------------------------------------------------------------------------------------------------------------
Other loans:
   Home equity                   115,641    5.0%     120,888    6.0%    135,292     7.1%    174,900    8.4%      111,134     7.4%
   Other consumer                504,607   21.7%     426,821   21.3%    394,707    20.7%    408,908   19.6%      268,828    17.8%
- -------------------------------------------------------------------------------------------------------------------------------
      Total other loans          620,248   26.7%     547,709   27.3%    529,999    27.8%    583,808   28.0%      379,962    25.2%
- -------------------------------------------------------------------------------------------------------------------------------
Gross loans                    2,326,942  100.0%   2,001,473  100.0%  1,903,846   100.0%  2,087,450  100.0%    1,509,423   100.0%
Net deferred fees                  2,185               5,186             (6,036)            (13,534)              (6,538)
Allowance for loan losses        (34,583)            (33,775)           (32,717)            (31,722)             (13,064)
- -------------------------------------------------------------------------------------------------------------------------------
Net loans                     $2,294,544           1,972,884          1,865,093           2,042,194            1,489,821
- -------------------------------------------------------------------------------------------------------------------------------


         The cash flow from these loans, the preponderance of which are amortizing, provides liquidity for both funding new loans and/or general corporate purposes.

         The following table sets forth scheduled maturities of ONBANCorp's commercial and construction loan portfolio as of December 31, 1995 based on contract terms.

- ------------------------------------------------------------------------------------------------------------------------------
                                                                           Maturing:
                                                      In 1 Year or          1 to 5               After               Total
(In thousands)                                             Less              Years              5 Years              Loans
- ------------------------------------------------------------------------------------------------------------------------------
Construction                                             $ 53,624                                                      53,624
Commercial (1)                                             98,069            208,388             213,666              520,123
- ------------------------------------------------------------------------------------------------------------------------------
      Total commercial and construction                  $151,693            208,388             213,666              573,747
- ------------------------------------------------------------------------------------------------------------------------------

Predetermined interest rates                                                $ 76,084              31,025
Adjustable interest rates                                                    132,304             182,641
- ---------------------------------------------------------------------------------------------------------
      Total                                                                 $208,388             213,666
- ------------------------------------------------------------------------------------------------------------------------------
(1) Includes commercial real estate loans.

         Origination, Purchase and Sale of Loans. Residential mortgage loan originations were $254 million in 1995, $389 million in 1994 and $609 million in 1993. The Company has significantly expanded the market area for loan originations through the establishment of lending offices in Binghamton, Buffalo, Rochester, Poughkeepsie, and Utica New York and Scranton/Wilkes-Barre, Bloomsburg, Hawley, Pocono Summit and Clarks Summit, Pennsylvania.

         Based on market conditions and other competitive factors, ONBANCorp supplemented its mortgage loan originations during 1995 with the purchase of $58 million of adjustable rate mortgage loans for its portfolio. Purchases of these adjustable rate mortgage loans which were primarily located in Upstate New York but outside the Syracuse area also provides a means for the Company to geographically diversify its residential mortgage loan portfolio. The purchase of loans further outside of a Company's primary market area may involve certain risks, including adverse conditions in the general economy, economic conditions in the particular geographic region where the property securing the loan is located and risks associated with lending in a market area in which a lender may have limited knowledge and experience.

         In order to meet consumer demand for fixed rate mortgage loans, ONBANCorp has continued to originate conventional fixed rate mortgage loans. Based upon the absolute level of interest rates along with other considerations, the Banks either sell fixed rate mortgage loans in the secondary market or they may retain them in portfolio. Loans designated as available for sale are accounted for on a lower of cost or market (LOCOM) basis pursuant to SFAS 65. The Company generally retains the servicing of loans sold in the secondary market, for which the Company earns a servicing fee.

         The following table shows the gross loan origination activity of the Company during the periods indicated.

                                                                                      Year ended December 31,
(Dollars in Thousands)                                                 1995                1994                 1993
- -----------------------------------------------------------------------------------------------------------------------
Loans originated:
Mortgage:
      Residential 1-4 family                                        $ 253,760             389,480              609,120
      Multi-family, commercial
        and construction                                              117,592              47,929               84,537
- -----------------------------------------------------------------------------------------------------------------------
      Total mortgage loans                                          $ 371,352             437,409              693,657
Commercial                                                            153,334             156,556               52,382
Other                                                                 296,193             258,581              240,691
- -----------------------------------------------------------------------------------------------------------------------
      Total loans originated                                        $ 820,879             852,546              986,730
- -----------------------------------------------------------------------------------------------------------------------

         Residential Real Estate Lending. Management believes that ONBANCorp is among the leading originators of residential real estate mortgage loans in Onondaga County. During the year ended December 31, 1995, the Company was the number one residential real estate lender in Onondaga County, originating approximately 10.4% of the total mortgage loans made in the County during the period. Most of the residential mortgage loans originated by the Company are secured by first mortgages on real estate located in the Banks' upstate New York and northeastern Pennsylvania market area. Most residential loan originations are attributable to bank-employed solicitors who are paid on a incentive basis and referrals from real estate brokers and builders, depositors and walk-in customers.

         ONBANCorp has continued to originate conventional fixed rate mortgage loans. Such loans are offered for terms up to 30 years and are offered at a rate based on current market and economic conditions. Fixed-rate loans originated have periodically been sold in the secondary market as either whole loans or mortgage-backed securities with the servicing retained. This activity accommodated many customers' desires for fixed rate mortgages and provides for the Company's ongoing control of interest rate risk while continuing to maintain customer relationships.

         At December 31, 1995, as a result of this ongoing process of loan securitization and sales, loans serviced for others were $1.1 billion, from which the Company will continue to derive future servicing income. When loans are sold in the secondary market ONBANCorp generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of the borrowers and otherwise servicing the loans. ONBANCorp receives a fee for performing such services and is also entitled to the interest income earned on escrow accounts and loan payments held by it before being remitted to the investor.

         During 1994, the Company sold servicing rights to approximately $250 million of loans and recorded a gain of $3.4 million. This sale of servicing rights was the result of an economic opportunity and not a planned strategy to liquidate the servicing portfolio.

                  In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 122, Accounting for Mortgage Servicing Rights, an amendment to SFAS No. 65, Accounting for Certain Mortgage Banking Activities (Statement 122). Statement 122 requires a mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values. Statement 122 will be prospectively adopted and is effective for the Company's fiscal year beginning January 1, 1996. The expected impact on the consolidated financial statements in 1996 will not be material based on the Company's expected sale of loans with servicing retained during 1996.

         Commercial Lending. ONBANCorp, Inc., through its subsidiaries, OnBank & Trust Co., OnBank and Franklin First Savings Bank provides commercial and industrial loans, commercial real estate loans, construction loans, agricultural loans, and loans to individuals, usually for investment purposes.

         Commercial and industrial loans are offered to small businesses in the trade areas serviced by the full service branches of the subsidiary banks. Such loans are available to borrowers for seasonal working capital purposes, to acquire plant and equipment, or to finance a business acquisition or expansion. Loans of this type are customarily collateralized by the assets of the borrowers. Repayment of these loans is dependent primarily upon the continued profitable operation of the borrower's business, hence the borrower's historical financial results, the characteristics of the industry, the character and ability of management, current financial position, and financial forecasts and business plans are all carefully scrutinized during the loan approval process.

         The Banks are active in developing loans which can be guaranteed by the Small Business Administration, and New York State and Pennsylvania agencies who offer loan guarantees. OnBank & Trust Co. is a Small Business Administration Certified Lender, and the other subsidiary Banks are pursuing that designation also. This should enhance the continued development of the guaranteed loan portfolio.

         Commercial real estate and construction loans are offered by the Banks only in the trade areas serviced by full service branches. The Banks emphasize relationship banking thus real estate and construction loans are normally available only to borrowers whose primary deposit relationships are maintained with the Banks.

         Real estate loans are customarily collateralized by owner occupied properties and the Banks usually require recourse to the owner. Professional offices, manufacturing, and distribution facilities are the most common types of real estate financed. The Banks also make available, for well established local entities, financing for multi-family housing primarily in the low to moderate income neighborhoods served by the Banks. Construction loans offered by the Banks are available when a permanent take out also exists. Loan amounts for commercial real estate loans are normally seventy-five percent (75%) of cost or appraised value (whichever is less). The primary source of repayment is expected to be the continuing profitable operation of the owner/occupant's business. Thus underwriting for these loans is little different than the requirements for commercial and industrial loans.

         Some of the geographic trade area of ONBANCorp includes land used for agricultural purposes. The Banks' branches serving these areas provide a variety of commercial loans to acquire land, purchase equipment or to fund the production cycle of livestock, dairy, and cash crop operators. Recognizing the specialized nature of agricultural lending, OnBank & Trust Co. employs an experienced agricultural loan officer in the commercial lending department to provide technical expertise and oversight to the officers engaged in agricultural lending.

         Occasionally the Banks will provide loans to individuals needing liquidity. These loans usually require the pledge of negotiable collateral.

         Other Consumer Lending. New York State and Pennsylvania Banking Laws permit the Banks to engage in virtually all types of consumer lending. At December 31, 1995, the Banks' gross consumer loan portfolio of $620 million consisted of guaranteed student loans, conventional home improvement loans, home equity lines of credit, loans on manufactured homes, loans and leases on automobiles, loans collateralized by savings accounts, lines of credit and other secured and unsecured loans.

         Borrowers pay a variable rate of interest on home equity lines of credit, which ranges from 0% to 2.50% over the prime rate, and are permitted under the Banks' policy to borrow up to 75% of the appraised value of their homes, less any outstanding mortgage loans on such premises. Interest paid on home equity loans is deductible by the borrower for federal income tax purposes within prescribed limits. The Banks' gross portfolio of home equity lines of credit totaled $116 million at December 31, 1995.

         Delinquencies. When a borrower fails to make a scheduled payment on a loan, the Banks take steps to have the borrower cure the delinquency. Such steps include written notices of delinquency and contact by telephone by the Banks' collection staff. All income producing property loans are reviewed monthly by management. If the delinquency exceeds 90 days and is not cured through the Banks' normal collection procedures, the Banks routinely places the loan on a non-accrual status, charges off any accrued interest, reviews it with the Executive Committee of the Board quarterly, and institutes measures to enforce its rights, including, in the case of mortgage loans, commencing foreclosure action. In certain cases, the Banks also consider accepting from the mortgagor a voluntary deed to the mortgage premises in lieu of foreclosure.

         Other loan delinquencies are remedied in a similar fashion. The collateral is repossessed and sold to pay off the loan balance. In the case of unsecured installment loans, the Banks either commence legal action to collect the balance or negotiates a "work out" payment schedule over a period which may exceed the original term of the loan.

         Non-accruing loans increased to $23.6 million at December 31, 1995 from $22.5 million at December 31, 1994. Accrual of interest is discontinued when a loan becomes 90 days delinquent unless management believes, after considering economic and business conditions, collateral value and collection efforts, that continued accrual is warranted.

         For the nonaccruing loans shown on page 13, the amount of interest income that would have been recorded if these loans had been paid in accordance with their original terms as well as the amount of interest income that was recorded in each of the years was immaterial.

         Delinquencies in the Company's portfolio of conventional residential mortgage loans in its primary market area accounted for $9.8 million or 79.7% of the $12.3 million of conventional residential mortgage loans over 90 days delinquent at December 31, 1995. Delinquencies in the Company's portfolio of purchased adjustable rate mortgage loans serviced by others accounted for the remaining $2.5 million or 20.3% of the conventional residential mortgage loans over 90 days delinquent at December 31, 1995. Additionally, almost all other delinquent loans were located in New York State and Pennsylvania.

         The following table sets forth information with respect to loans delinquent for 90 days or more, nonaccrual and restructured loans at December 31:


                                           /--------------------------------December 31,---------------------------/
(Dollars in Thousands)                                     1995        1994         1993        1992          1991
- --------------------------------------------------------------------------------------------------------------------
Delinquent mortgage loans:
    Conventional                                       $   12,340      12,691       11,436      13,275       10,940
    FHA and VA                                                705         612          905       1,155        1,055
    Multi family and commercial                             9,063       8,591        7,546       7,864        3,735
- --------------------------------------------------------------------------------------------------------------------

Total delinquent mortgage loans                        $   22,108      21,894       19,887      22,294       15,730
- --------------------------------------------------------------------------------------------------------------------

As a percentage of gross mortgage loans                       1.5%        1.8%         1.7%        1.7%         1.4%
- --------------------------------------------------------------------------------------------------------------------

Delinquent commercial loans:                           $    4,387       5,593        6,655       9,782          357
- --------------------------------------------------------------------------------------------------------------------

As a percentage of gross commercial loans                     1.6%        2.5%         3.6%        4.9%         1.4%
- --------------------------------------------------------------------------------------------------------------------

Delinquent other loans:
    Home equity                                        $      738         720          414         528          389
    Guaranteed student                                        183         157           97         902        5,829
    Loans to individuals                                    1,542       1,396        1,651       1,815        1,033
- --------------------------------------------------------------------------------------------------------------------

Total delinquent other loans                           $    2,463       2,273        2,162       3,245        7,251
- --------------------------------------------------------------------------------------------------------------------

As a percentage of gross other loans                          0.4%        0.4%         0.4%        0.6%         1.9%
- --------------------------------------------------------------------------------------------------------------------

Delinquent loans as a percentage of gross loans               1.2%        1.5%         1.5%        1.7%         1.5%
- --------------------------------------------------------------------------------------------------------------------

Nonperforming loans:
    Non-accrual loans                                  $   23,580      22,525       25,381      30,236       14,999
    Accruing loans delinquent 90 days or more               2,586       2,386        3,323       5,085        8,339
    Restructured loans                                      2,792       4,849        5,559       4,053        7,991
- --------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                  28,958      29,760       34,263      39,374       31,329
Other nonperforming assets:
    Other real estate owned                                 4,019       5,431       10,719      17,332        6,893
    Repossessed assets                                        441         335          666         327          210
- --------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                             $   33,418      35,526       45,648      57,033       38,432
- --------------------------------------------------------------------------------------------------------------------

Allowance for loan losses as a percentage of non-
    performing loans                                       119.42%     113.49%       95.49%      80.57%       41.70%

Nonperforming assets as a percentage of total
    assets                                                   0.60%       0.53%        0.79%       1.21%        1.13%

- --------------------------------------------------------------------------------------------------------------------

         "Potential problem loans" at December 31, 1995 amounted to $23,985,000 compared with $18,693,000 at December 31, 1994. These problem loans are defined as loans and commitments not included as non-performing loans discussed above, but about which management, through normal internal credit review procedures, has developed information regarding possible credit problems which may cause the borrowers future difficulties in complying with present loan repayment terms. There were no loans classified for regulatory purposes as loss, doubtful or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

         Allowance for Loan Losses. The allowance for loan losses is increased by provisions for loan losses charged to operations and decreased by charge-offs of loans, net of recoveries. Management's quarterly evaluation of the adequacy of the allowance takes into consideration the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions.

         In considering the changing nature of the overall loan portfolio and the potential for charge-offs, ONBANCorp decreased its provision for loan losses to $6.8 in 1995 from $7.6 million in 1994. The allowance, when expressed as a percentage of loans, remained relatively stable at 1.51% at December 31, 1995 and 1.71% at year end 1994. Management believes the allowance for loan losses is adequate.

         The following table sets forth the activity in the allowance for loan losses for the periods indicated.


- -------------------------------------------------------------------------------------------------------------------------
                                                           /-----------------------December 31,-------------------------/
(Dollars in Thousands)                                            1995        1994       1993          1992       1991
- -------------------------------------------------------------------------------------------------------------------------
Beginning balance                                             $   33,775      32,717     31,722       13,064      10,937
Charge-offs
    Mortgage loans                                                 3,749       3,706        748        1,623       1,687
    Commercial loans                                               1,437       1,746      7,303            8           6
    Other loans                                                    2,405       2,686      3,684          639         726
- -------------------------------------------------------------------------------------------------------------------------

Total charge-offs                                                  7,591       8,138     11,735        2,270       2,419
- -------------------------------------------------------------------------------------------------------------------------

Recoveries
    Mortgage loans                                                   630         236          1           30           -
    Commercial loans                                                 352         598      1,341            9           -
    Other loans                                                      627         724      1,091           93          86
- -------------------------------------------------------------------------------------------------------------------------

Total recoveries                                                   1,609       1,558      2,433          132          86
- -------------------------------------------------------------------------------------------------------------------------

Net charge-offs                                                    5,982       6,580      9,302        2,138       2,333
- -------------------------------------------------------------------------------------------------------------------------

Provision for loan losses                                          6,790       7,638     10,297        5,900       4,460
Allowance of combined banks                                            -           -          -       14,896           -
- -------------------------------------------------------------------------------------------------------------------------

Ending balance                                                $   34,583      33,775     32,717       31,722      13,064
- -------------------------------------------------------------------------------------------------------------------------

    Ratio of net charge-offs to average loans outstanding           0.28%       0.35%      0.47%        0.14%       0.15%
- -------------------------------------------------------------------------------------------------------------------------


         The level of non-performing loans increased by $8.0 million during 1992 with the majority of the increase related to the acquisition of the Combined Banks. The allowance for loan losses was also increased by $14.9 million as a result of that acquisition. Since the Combined Banks were commercial banks and the risk inherent in commercial lending is generally higher than than the traditional residential real estate lending which had previously occurred, net charge offs increased from .14% in 1992 to
 .47% in 1993 and declined to .35% and .28% in 1994 and 1995, respectively. The majority of the chargeoffs in 1993 and 1994 were related to non-performing loans of the Combined Banks including commercial real estate loans which were resolved during 1994. The Banks have reduced the level of non-performing assets from $57.0 million to $45.6 million to $35.5 million to $33.4 million at December 31, 1992, 1993, 1994 and 1995, respectively. In each of the last three years the provision for loan losses has exceeded net charge offs and the allowance for loan losses has increased from $31.7 million at December 31, 1992 to $34.6 million at December 31, 1995. The combination of the decreasing non-performing loans and the increasing allowance for loan losses has resulted in the coverage ratio increasing to 119.4% at December 31, 1995. The significant increase in the provision for loan losses for 1993 relates to the continuing deterioration of certain loans of the Combined Banks along with the increased emphasis on commercial lending within the overall Company and the inherently higher risk factors associated with this type of lending. Commercial loans as a percentage of gross loans receivable have increased from $197.8 million or 9.5% at December 31, 1992 to $271.8 million or 11.7% at December 31, 1995.

         The loan loss allowance is considered by management to be a general allowance available to cover loan losses within the entire portfolio. The following table has been prepared to comply with requirements of the Securities Exchange Commission. The classifications within the table are based on management's current assessment of the loss potential associated with specific loans and elements of the portfolio. Allocation is especially problematical because of the difficulties inherent in predicting and evaluating with any degree of accuracy the impact of economic events.

         Management cautions that the loan loss allowance allocation provided does not necessarily represent the total amount which may or may not be available for actual future losses in any one or more of the categories. Management is of the opinion that the loan loss allowance as of December 31, 1995 is adequate as a general allowance.

         The following table sets forth the allocation of the allowance for loan losses at December 31:

- -------------------------------------------------------------------------------------------------------------------------------
                                                   /-------------------------------December 31,-------------------------------/
(Dollars in Thousands)                                 1995              1994             1993           1992            1991
- -------------------------------------------------------------------------------------------------------------------------------
    Mortgage loans                                 $   15,629           17,374           17,313         15,237           9,122
    Mortgage loans to total loans                       59.36%           59.74%           60.89%         61.32%          72.22%
    Construction loans                                  1,060              340              340            150               -
    Construction loans to total loans                    2.30%            1.58%            1.64%          1.64%           1.21%
    Commercial loans                                   11,801           10,676           10,856         10,774           1,067
    Commercial loans to total loans                     11.68%           11.32%            9.53%          9.54%           1.72%
    Other loans                                         6,093            5,385            4,208          5,561           2,875
    Other loans to total loans                          26.66%           27.36%           27.94%         27.50%          24.85%
- -------------------------------------------------------------------------------------------------------------------------------
    Total allowance for loan losses                $   34,583           33,775           32,717         31,722          13,064
- -------------------------------------------------------------------------------------------------------------------------------

         Securities Activities. The Company has authority to purchase a wide range of securities deemed prudent by management, subject to various regulatory restrictions. The Board of Directors establishes the investment policy of the Company based upon the recommendations of the executive asset/liability team and the Board reviews all transactions and activities in the securities portfolio on a monthly basis. As of December 31, 1995, ONBANCorp's securities portfolio totaled $2.7 billion, constituting 49.3% of total assets down from 57.9% at December 31, 1994. The Company's long-term strategy is to decrease the percentage of investments to assets and to increase the percentage of loans to assets. For purposes of this discussion, mortgage-backed securities are considered securities rather than loans even though securities can represent loans which have been originated and securitized.

         The following table sets forth ONBANCorp's investment portfolio at carrying value at the dates indicated. For information relating to the estimated fair value of the Company's investment portfolio at December 31, 1995 and 1994, see "Notes to Consolidated Financial Statements-Note 4".

- ----------------------------------------------------------------------------------------------------------------
(In Thousands)                                            1995                   1994                   1993
- ----------------------------------------------------------------------------------------------------------------
Debt securities:
   U.S. Government obligations                         $   29,716               140,832                 268,667
   U.S. Government agencies                               199,206               507,395                 436,670
   State and municipal                                     74,351                98,372                  67,643
   Corporate and other                                        424                   505                   1,711
- ----------------------------------------------------------------------------------------------------------------
      Total debt secutities                               303,697               747,104                 774,691
- ----------------------------------------------------------------------------------------------------------------
Mortgage-backed securities:
   GNMA                                                   189,692               419,563                 272,563
   FNMA                                                   253,659               468,916                 622,367
   FHLMC                                                  395,442               580,920                 691,626
   SBA                                                     27,028                     -                       -
   Non-agency (AA rated)                                        -                58,419                  87,918
   Collateralized mortgage obligations:
      Agency                                              878,056             1,043,764                 561,586
      Non-agency                                          627,982               496,178                 544,284
- ----------------------------------------------------------------------------------------------------------------
      Total mortgage-backed securities                  2,371,859             3,067,760               2,780,344
- ----------------------------------------------------------------------------------------------------------------
Equity securities:
   Preferred stock                                          1,040                 1,030                   1,100
   Common stock                                               764                14,982                  11,534
   Federal Home Loan Bank stock                            64,483                59,811                  60,135
- ----------------------------------------------------------------------------------------------------------------
      Total equity securities                              66,287                75,823                  72,769
- ----------------------------------------------------------------------------------------------------------------
      Total securities                                 $2,741,843             3,890,687               3,627,804
- ----------------------------------------------------------------------------------------------------------------

         The following table presents the carrying value and weighted average book yield on debt and mortgage-backed securities at December 31, 1995 based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call priviledges of the issuer.

- -----------------------------------------------------------------------------------------------------------
                                           Weighted  Due after one   Weighted   Due after five   Weighted
                              Due in one    average   year through    average   years through     average
(Dollars in Thousands)       year or less    yield     five years      yield      ten years        yield
- -----------------------------------------------------------------------------------------------------------
Held to maturity:
Obligations of U.S.
   Government and
   U.S. Government agencies    $   19,977     6.0%       165,252         5.9%         39,027        8.0%
State and municipal                38,124     4.8%        26,142         5.2%          8,722        5.1%
Other                               1,339     8.0%        74,969         6.4%         78,376        6.3%
- -----------------------------------------------------------------------------------------------------------
                               $   59,440     5.2%       266,363         6.0%        126,125        6.8%
- -----------------------------------------------------------------------------------------------------------
Available for sale:
Obligations of U.S.
   Government and
   U.S. Government agencies    $        -     0.0%         4,129         5.3%            514        6.3%
Other                                 294     5.6%        15,540         7.5%         18,443        7.8%
- -----------------------------------------------------------------------------------------------------------
                               $      294     5.6%        19,669         7.0%         18,957        7.8%
- -----------------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------
                                         Weighted            Weighted
                              Due after   average            average
(Dollars in Thousands)        ten years    yield       Total  yield
- ---------------------------------------------------------------------
Held to maturity:
Obligations of U.S.
   Government and
   U.S. Government agencies          -      0.0%     224,256    6.3%
State and municipal              1,363      5.3%      74,351    5.0%
Other                        1,308,401      6.9%   1,463,085    6.8%
- ---------------------------------------------------------------------
                             1,309,764      6.9%   1,761,692    6.7%
- ---------------------------------------------------------------------
Available for sale:
Obligations of U.S.
   Government and
   U.S. Government agencies         22      5.0%       4,665    5.4%
Other                          874,922      7.1%     909,199    7.1%
- ---------------------------------------------------------------------
                               874,944      7.1%     913,864    7.1%
- ---------------------------------------------------------------------

          The Company does not anticipate any losses from principal payment deficiencies based upon the overall credit quality of the portfolio. None of the principal of the combined debt and mortgage-backed securities portfolio of $2.7 billion is classified as non-investment grade. Securities are classified as either trading, available for sale or held to maturity at the time of purchase. The overall asset/liability position of the Banks taken together with general financial market conditions are the principal determinants affecting the classification. As a result, similar securities with identical risks and characteristics can be classified as either available-for-sale or held-to-maturity depending upon the existing economic environment and asset/liability considerations. Collateralized mortgage obligations which the Banks have purchased are short-term in nature with a weighted average duration of between three and four years. Structured notes which the Banks have purchased do not have characteristics which put principal at risk if they are held to maturity. The fair value fluctuations which may occur are the result of changes in interest rates including the shape of the yield curve.

         Deposits. ONBANCorp has a number of programs designed to attract both short-term and long-term savings of the general public at interest rates consistent with market conditions. Included among these programs are savings accounts, NOW accounts, money market accounts, fixed rate certificates of deposit, fixed rate and variable rate IRA's, and negotiable rate certificates of deposit. During 1994, the Banks began issuing brokered deposits. Brokered time deposits were $381 million at December 31, 1995, down from the $430 million at December 31, 1994. The Company controls deposit flows primarily by the pricing of deposits and, to a lesser extent, by promotional activities. Management believes rates offered on deposit accounts are generally competitive with other financial institutions in the area; however, from time to time, market conditions may temporarily make more or less aggressive pricing strategies advantageous.

         The following table sets forth deposits by type of account at December 31:

- -----------------------------------------------------------------------------------------
                                                                                Percentage
                                                                                 of Total
(Dollars in Thousands)                                Amount                     Deposits
- -----------------------------------------------------------------------------------------
Savings                                           $   768,887                      20.2%
Time deposits                                       1,815,164                      47.7%
NOW accounts (1)                                      273,921                       7.2%
Money market accounts (2)                             249,144                       6.5%
Non-interest bearing demand accounts                  320,140                       8.4%
Brokered time deposits                                381,017                      10.0%
- -----------------------------------------------------------------------------------------
   Total deposits                                 $ 3,808,273                     100.0%
- -----------------------------------------------------------------------------------------
(1) Includes NOW and IMMC accounts
(2) Includes MMDA and escrow accounts

         The following table sets forth ONBANCorp's deposit flows and the effects of credited interest on the net change in deposits for the periods ended December 31:

- --------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                             1995                  1994                   1993
- --------------------------------------------------------------------------------------------------------------------------------
Deposits at beginning of year                                          $ 3,793,343             3,005,999              3,023,901
Increase (decrease) in:
   Savings                                                                 (86,757)               96,409                 49,932
   Time deposits                                                           203,949               199,085               (102,241)
   NOW accounts                                                            (18,969)             (152,963)               (99,785)
   Money market accounts                                                   (51,225)              (69,200)               115,391
   Non-interest bearing demand accounts                                     17,124                10,857                 18,801
   Brokered time deposits                                                  (49,192)              430,209                      -
   Deposits acquired in branch purchases                                         -               272,947                      -
- --------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in deposits during the year                         14,930               787,344                (17,902)
- --------------------------------------------------------------------------------------------------------------------------------
Deposits at end of year                                                $ 3,808,273             3,793,343              3,005,999
- --------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) before interest credit and acquisition         $  (142,485)              401,730               (115,718)
Interest credited                                                          157,415               112,667                 97,816
Deposits purchased                                                               -               272,947                      -
- --------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in deposits during the year                    $    14,930               787,344                (17,902)
- --------------------------------------------------------------------------------------------------------------------------------

         The remaining maturity on certificates of deposit of $100,000 and over at December 31, 1995 is presented below:

- ----------------------------------------------------------------------------------
                                                                         Amount
Maturity                                                             (In Thousands)
- ----------------------------------------------------------------------------------
Three months or less                                                  $   349,318
Over three through six months                                              81,632
Over six through twelve months                                             58,746
Over tweve months                                                          35,458
- ----------------------------------------------------------------------------------
                                                                      $   525,154
- ----------------------------------------------------------------------------------


         The Company generally offers negotiable rate certificates of deposits in excess of $100,000 with terms of one year or less, however, any term is available. Management believes that based upon the historical renewals of these certificates of deposit that the total balances are relatively stable.

         Borrowings. The Company's primary source of long-term borrowings has been Federal Home Loan Bank ("FHLB") advances. As a member of the FHLB, the Company is required to own capital stock in the FHLB and is authorized to apply for advances secured by such stock and by certain of its home mortgage loans and other assets, provided standards related to credit worthiness have been met.

         See "Notes to Consolidated Financial Statements-Notes 8 and 9" for details of borrowings.

         Liquidity. ONBANCorp's main source of funds is savings and time deposits from the general public. Deposit inflows and outflows are significantly influenced by interest rates, money market conditions, the rate of consumer savings and other economic and competitive factors. In addition to deposits, ONBANCorp derives funds from interest and principal payments on loans and other investments, sales of securities and borrowings. Interest and principal payments on loans are a relatively stable source of funds. The Company's liquidity should be sufficient to meet normal transaction requirements and flexible enough to take advantage of market opportunities and to react to other liquidity needs.

         Return on Equity and Assets. The following table shows operating and capital ratios of the Company for each of the last three years:

- --------------------------------------------------------------------------------------------------
                                                              1995           1994            1993
- --------------------------------------------------------------------------------------------------
Return on average assets                                      0.71%           0.04%          1.19%
Return on average equity                                     11.75%           0.68%         16.42%
Dividend payout ratio                                        41.45%             NM          16.23%
Average equity to average assets ratio                        6.02%           6.17%          7.22%
- --------------------------------------------------------------------------------------------------

         NM - not meaningful

         Personnel. As of December 31, 1995, ONBANCorp has approximately 1,396 full-time equivalent employees. The employees are not represented by any collective bargaining unit, and the Company considers its relationship with its employees to be good.

         Supervision and Regulation. The banking industry is subject to extensive state and federal regulation and in undergoing significant change. In 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted. FDICIA substantially amended the Federal Deposit Insurance Act ("FDI Act") and certain other statutes. Since FDICIA's enactment, the federal bank regulatory agencies have been adopting regulations to implement its statutory provisions.

         The following discussion summarizes certain aspects of the banking laws and regulations that affect the Company. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in the state legislature, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company. To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

         Bank Holding Company Regulation. As a registered bank holding company, the Registrant and its subsidiaries are subject to supervision and regulation under the Bank Holding Company Act of 1956, as amended (" the BHCA") by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the New York State Banking Superintendent ("Banking Superintendent"). The Federal Reserve Board requires regular reports from the Registrant and is authorized by the BHCA to make regular examinations of the Registrant and its subsidiaries.

         On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking Efficiency Act of 1994 (the "Interstate Banking Act"). Generally, the Interstate Banking Act permits, beginning September 29, 1995, bank holding companies to acquire banks in any state; permits, prior to June 1, 1997, a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if the home states of both banks expressly permit interstate bank mergers; permits, beginning June 1, 1997, a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank, beginning June 1, 1997, if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

         Banking holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate income neighborhoods. Furthermore, such assessment is also required of the bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally-regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. The Banking Law contains provisions similar to the CRA which are applicable to state chartered banks.

         Supervision and Regulation of Bank Subsidiaries. The Registrant's banking subsidiaries are subject to regulation, and are examined regularly, by various bank regulatory agencies: OnBank & Trust and OnBank by the FDIC and the Banking Department of New York; and Franklin by the FDIC and Banking Superintendent of Pennsylvania. The Registrant and its direct subsidiaries are affiliates, within the meaning of the Federal Reserve Act, of the Registrant's subsidiary banks and their subsidiaries. As a result, the Registrant's subsidiary banks and their subsidiaries are subject to restrictions on loans or extensions of credit to, purchases of assets from, investments in, and transactions with the Registrant and its direct subsidiaries and on certain other transactions with them or involving their securities.

         Dividends from Bank Subsidiaries. The subsidiary banks are subject, under one or more of the banking laws, to restrictions on the amount and frequency (no more often that quarterly) of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in Note 16 of Notes to consolidated Financial Statements and to other statutory powers of bank regulatory agencies.

         Capital Adequacy. The Federal Reserve Board and the FDIC have adopted risk-based capital adequacy guidelines for bank holding companies and banks under their supervision. Under the guidelines the so-called "Tier I capital" and "Total capital" as a percentage of risk-weighted assets and certain off-balance sheet instruments must be at least 4% and 8%, respectively.

         The Federal Reserve Board and the FDIC have also imposed a leverage standard to supplement their risk-based ratios. This leverage standard focuses on a banking institution's ratio of Tier 1 capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, along with those experiencing or anticipating significant growth are expected to maintain a Tier 1 capital to total assets ratio equal to at least 4 to 5%.

         As reflected in the following table, the risk-based capital ratios and leverage ratios of the Registrant, OnBank & Trust Co., OnBank and Franklin First as of December 31, 1995 exceeded the risk-based capital adequacy guidelines and the leverage standard.

               Capital Components and Ratios at December 31, 1995
                              (Dollars in Millions)

                              Registrant
                            (Consolidated)  OnBank & Trust Co.   OnBank   Franklin First
Capital components:
     Tier 1 capital             $  385              230            32           108
     Total capital              $  420              251            35           117

Risk-weighted assets
and off-balance sheet
instruments                     $2,780            1,772           268           774

Risk-based capital ratios:
     Tier 1 capital              13.85%           12.98%        11.87%        14.00%
     Total capital               15.10%           14.19%        13.12%        15.16%

Leverage ratio                    6.92%            6.53%         5.18%         7.21%

         Governmental Policies. The earnings of the Company are significantly affected by the monetary and fiscal policies of governmental authorities, including the Federal Reserve Board. Among the instruments of monetary policy used by the Federal Reserve Board to implement these objectives are open-market operations in U.S. Government securities and Federal funds, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, and the interest rates charged on loans and paid for deposits. The Federal Reserve Board frequently uses these instruments of monetary policy, especially its open-market operation and the discount rate, to influence the level of interest rates and to affect the strength of the economy, the level of inflation or the price of the dollar in foreign exchange markets. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banking institutions in the past and are expected to continue to do so in the future. It is not possible to predict the nature of future changes in the monetary and fiscal policies, or the effect which they may have on the Company's business and earnings.

         Competition. The Company competes in offering commercial and personal financial services with other banking institutions and with firms in a number of other industries, such as personal loan companies, sales finance companies, leasing companies, securities brokers and dealers, insurance companies and retail merchandising organizations. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis. Compared to less extensively regulated financial services companies, the Company's operations are significantly impacted by state and federal regulations applicable to the banking industry.

         Other Legislative Initiatives. From time to time, various proposals are introduced in the United States Congress and in the New York and Pennsylvania Legislatures and before various bank regulatory authorities which would alter the powers of, and restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for banks, bank holding companies and other financial institutions.

         Under pending federal legislation, the Company may be required to participate in a one-time recapitalization of the FDIC's Savings Association Insurance Fund (SAIF). If enacted in its current form, the assessment is estimated to be between 75 to 80 basis points of SAIF insured deposits held as of March 31, 1995. Based upon these rates the Company's pre-tax expense would be approximately $6,961,000 to $7,426,000. The proposed legislation would also repeal the bad debt reserve methods currently available to thrift institutions, requiring the Company to recapture a portion of their existing tax bad debt reserves. The aggregate potential Federal and state tax expense resulting from recapture would be approximately $5,600,000. There is no assurance that this pending legislation will be enacted into law, therefore, the FASB has stated that the charge to earnings must be recorded in the period it is enacted. Accordingly, the Company has made no accrual for this potential obligation.

         Moreover, a number of other bills have been introduced in Congress which would further regulate, deregulate or restructure the financial services industry. It is not possible to predict whether these or any other proposals will be enacted into law or, even if enacted, the effect which they may have on the Company's business and earnings.

ITEM 2.  PROPERTIES

         ONBANCorp's executive offices are located at 101 South Salina Street, Syracuse, New York 13202. At December 31, 1995, ONBANCorp operated from 122 locations including 80 full service branches, 1 public accommodation office, 11 specialized lending offices and 30 freestanding proprietary automated teller machines. The Company owned the building and land for 34 of its locations and leased space for 88 locations. The aggregate net book value of premises owned by ONBANCorp and leasehold improvements of leased offices (net of accumulated depreciation and amortization) at December 31, 1995, was $57,407,000.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which ONBANCorp or its subsidiaries are a party or to which any of their property is subject. In the opinion of management, after consultation with counsel, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of ONBANCorp.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

         The information required herein in incorporated by reference from the section captioned "Description of Business" of the Company's 1995 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required herein is incorporated by reference from the table captioned "Selected Financial Data" on page 22 of the Company's 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis" on pages 23 to 32 of the Company's 1995 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required herein is incorporated by reference from pages 33 to 51 of the Company's 1995 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required herein is incorporated by reference from pages 3 to 10 of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission ("SEC") on March 25, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference from pages 10 to 19 of the Company's definitive Proxy Statement filed with the SEC on March 25, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required herein is incorporated by reference from pages 2 and 7 of the Company's definitive Proxy Statement filed with the SEC on March 25, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference from page 20 of the Company's definitive Proxy Statement filed with the SEC on March 25, 1996.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following financial statements are incorporated by reference from Part 11 Item 8 hereof: (Annual Report to Shareholders included as Exhibit
13).

         Independent Auditors' Report

         Consolidated Balance Sheets at December 31, 1995 and 1994

         Consolidated Statements of Income for Each of the Years in the Three Year Period Ended December 31, 1995

         Consolidated Statements of Changes in Shareholders' Equity for Each of the Years in the Three Year Period Ended December 31, 1995

         Consolidated Statements of Cash Flows for Each of the Years in the Three Year Period Ended December 31, 1995

         Notes to Consolidated Financial Statements

         (a)(2) There are no financial statement schedules which are required to be filed as part of this form since they are not applicable.

         (a)(3) See (c) below for all exhibits filed herewith and the Exhibit Index.

         (b) There are no Reports on Form 8-K required to be filed as part of this form.

         (c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K, or are incorporated herein by reference.

No.      Exhibit

2.1 Plan of Reorganization, dated as of January 15, 1993, between OnBank & Trust Co. and OnBank, incorporated by reference to Exhibit 2.1 to the registrant's Form 10-K filed with the Commission on March 31, 1994.

3.1 The registrant's Certificate of Incorporation, as amended as of January 25, 1993, incorporated by reference to Exhibit 3.1 to the registrant's Form 10-K filed with the Commission on March 31, 1994.

3.2 The registrant's Bylaws, as currently in effect, incorporated by reference to Exhibit 3.2 to the registrant's Registration Statement on Form S-1 filed with the Commission on January 16, 1990.

4.1 Certificate of Stock Designation of Series A Participating Preferred Stock, incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-1 filed with the Commission on January 16, 1990.

4.2 Rights Agreement, dated as of September 25, 1989, incorporated by reference to Exhibit 10.2 to the registrant's Registration Statement on Form S-1 filed with the Commission on January 16, 1990.

10.1 Employment Agreement, dated as of September 30, 1990 between ONBANCorp, Inc., OnBank and Robert J. Bennett, incorporated by reference to
         Exhibit 10.3 to the registrant's Form 10-K filed with the Commission on March 29, 1991.

10.2 Severance Agreement, dated as of July 30, 1990 between ONBANCorp, Inc., OnBank and three executive officers of registrant, incorporated by reference to Exhibit 10.4 to the registrant's Form 10-K filed with the Commission on March 29, 1991.

10.3 Supplemental Employee Retirement Agreement, dated as of January 1, 1991 between ONBANCorp, Inc. and Robert J. Bennett, incorporated by reference to Exhibit 10.5 to the registrant's Form 10-K filed with the Commission on March 29, 1991.

10.4 1991 Long-Term Incentive Plan, dated as of January 28, 1992, incorporated by reference to Exhibit 10.6 to the registrant's Form 10-K filed with the Commission on March 29, 1991.

10.5 Restated 1987 Stock Option and Appreciation Rights Plan, incorporated by reference to Exhibit 10.7 to the registrant's Form 10-K filed with the Commission on March 31, 1993, as amended.

10.6     1992 Director's Stock Option Plan, incorporated by reference to Exhibit
         10.8 to the registrant's Form 10-K filed with the Commission on March 31, 1993, as amended.

10.7 Employment Agreement, dated as of November 17, 1992 between ONBANCorp, Inc., Franklin First Savings Bank and Thomas H. van Arsdale, incorporated by reference to Exhibit 10.7 to the registrant's Form 10-K filed with the commission on March 31, 1994.

10.8 Stock Option Agreement, dated as of November 17, 1992 between ONBANCorp, Inc. Franklin first Financial Corp., incorporated by reference to Exhibit 10.1 to the registrant's Form S-4 filed with the commission on April 14, 1993.

10.9 Employment Agreement, dated as of January 15, 1993 between ONBANCorp Inc., OnBank & Trust Co., OnBank and Robert J. Bennett, incorporated by reference to Exhibit 10.9 to the registrant's Form 10-K filed with the commission on March 31, 1994.

10.10 Assumption Agreement to the Supplemental Employee Retirement Agreement, dated as of January 15, 1993, between ONBANCorp Inc., OnBank & Trust Co., OnBank and three executive officers, incorporated by reference to
         Exhibit 10.10 to the registrant's Form 10-K filed with the commission on March 31, 1994.

10.11 Assumption Agreement to the Supplemental Employee Retirement Agreement, dated as of January 15, 1993, between ONBANCorp, Inc., OnBank & Trust Co., OnBank and Robert J. Bennett, incorporated by reference to Exhibit
         10.11 to the registrant's Form 10-K filed with the commission on March 31, 1994.

11       Earnings per Share Computations

13       Annual Report to Shareholders for the Year ended December 31, 1995.

21       List of Registrant's Subsidiaries.

23       Consent of Independent Auditors

27       Selected Financial Data


         (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report which are required to be included herein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1996.

                                     ONBANCorp, Inc.

                                     By:  /s/ Robert J. Bennett
                                          -------------------------------------
                                          Robert J. Bennett
                                          Chairman of the Board,
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                           Title

         /s/ Robert J. Bennett
         ---------------------------     Chairman of the Board, President,
             Robert J. Bennett            Chief Executive Officer and
                                          Director
         /s/ David M. Dembowski
         ---------------------------     Senior Vice President and Secretary
             David M. Dembowski

         /s/ Robert J. Berger
         ---------------------------     Senior Vice President, Treasurer, Chief
             Robert J. Berger             Financial Officer and Chief Accounting
                                          Officer

         /s/ William F. Allyn
         ---------------------------     Director
             William F. Allyn

         /s/ Chester D. Amond
         ---------------------------     Director
             Chester D. Amond

         /s/ Joseph W. Balz
         ---------------------------     Director
             Joseph W. Balz

         /s/ William J. Donlon
         ---------------------------     Director
             William J. Donlon

         /s/ Russell A. King
         ---------------------------     Director
             Russell A. King

         ---------------------------     Director
             Henry G. Lavarnway, Jr.

         /s/ John D. Marsellus
         ---------------------------     Director
             John D. Marsellus

         /s/ J. Kemper Matt
         ---------------------------     Director
             J. Kemper Matt

         /s/ Peter J. Meier
         ---------------------------     Director
             Peter J. Meier

         /s/ T. David Stapleton, Jr.
         ---------------------------     Director
             T. David Stapleton, Jr.

         /s/ William J. Umphred
         ---------------------------     Director
             William J. Umphred

         /s/ Thomas H. van Arsdale
         ---------------------------     Director
             Thomas H. van Arsdale

         /s/ John L. Vensel
         ---------------------------     Director
             John L. Vensel

         /s/ Joseph N. Walsh, Jr.
         ---------------------------     Director
             Joseph N. Walsh, Jr.