Form 10-Q
period 1996-03-31
ONBANCORP INC
filed 1996-05-16
CIK 846609

- -------------------------------------------------------------------------------



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the quarterly period ended:  March 31, 1996   Commission File No.:  0-18011



                                ONBANCorp, Inc.
                                ---------------
            (Exact name of registrant as specified in its charter)


            Delaware                                  16-1345830
            --------                                  ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


               101 South Salina Street, Syracuse, New York 13202
               -------------------------------------------------
             (Address of principal executive office and Zip Code)


                                (315) 424-4400
                                --------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X      NO
                                -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share                        13,526,420
- ---------------------------------------                        ----------
            (Title of Class)                              (Shares Outstanding)



- -------------------------------------------------------------------------------

                         This report contains 20 pages

                       ONBANCorp, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX



PART I.  FINANCIAL INFORMATION
                                                                                              PAGE
                                                                                              ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                    March 31, 1996, December 31, 1995, and March 31, 1995...................    3

                  Condensed Consolidated Statements of Income
                    for the Three Months ended March 31, 1996 and 1995 .....................    4

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity for the Three Months ended March 31, 1996  and 1995..............    5

                  Condensed Consolidated Statements of Cash Flows
                    for the Three Months ended March 31, 1996 and 1995......................    6

                  Notes to Condensed Consolidated Financial Statements......................    7 - 10


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...................................................   11 - 18


PART II.  OTHER INFORMATION.................................................................   19

Signatures..................................................................................   20

ONBANCorp, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)

- ------------------------------------------------------------------------------------------------------------------------
                                                                                March 31,     December 31,    March 31,
                                                                                   1996           1995           1995
- ------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                        $   134,722        150,621        141,933
Federal funds sold and other                                                        14,337        134,623         18,888
Securities:
   Trading                                                                           1,790          1,790         13,252
   Available for sale                                                              876,797        978,361        521,554
   Held to maturity, fair value of $1,796,455 at March 31, 1996,
     $1,797,286 at December 31, 1995 and $3,200,359 at March 31, 1995            1,778,035      1,761,692      3,292,846
- ------------------------------------------------------------------------------------------------------------------------
          Total securities                                                       2,656,622      2,741,843      3,827,652
- ------------------------------------------------------------------------------------------------------------------------
Loans:
   Portfolio, net of premium and discount                                        2,307,775      2,288,990      2,047,572
   Allowance for loan losses                                                       (35,793)       (34,583)       (34,816)
- ------------------------------------------------------------------------------------------------------------------------
          Net loans                                                              2,271,982      2,254,407      2,012,756
- ------------------------------------------------------------------------------------------------------------------------
Loans available for sale                                                            43,046         40,137         24,364
Premises and equipment, net                                                         65,718         66,549         62,407
Due from brokers                                                                   117,551         65,205          9,706
Other assets                                                                       116,073        113,674        142,067
- ------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                         $ 5,420,051      5,567,059      6,239,773
- ------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
      Non-interest bearing                                                         296,662        320,140        288,633
      Interest bearing:
        Savings, NOW and money market                                            1,318,362      1,291,952      1,408,845
        Time deposits less than $100,000                                         1,631,504      1,671,027      1,658,296
        Time deposits $100,000 and greater                                         519,100        525,154        502,287
- ------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                         3,765,628      3,808,273      3,858,061
- ------------------------------------------------------------------------------------------------------------------------
   Repurchase agreements                                                           354,330        361,617        822,527
   Other borrowings                                                                804,205        903,370      1,075,538
   Due to brokers                                                                   33,450         43,951         40,069
   Other liabilities                                                                71,048         61,082         69,203
- ------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                      5,028,661      5,178,293      5,865,398
- ------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
   Preferred stock, par value $1.00 per share; 10,000,000 shares authorized;
     Series B 6.75% Cummulative Convertible; par value $1.00 per share;
      10,000,000 shares authorized; issued at outstanding: 2,515,700 at
      March 31, 1996 and December 31, 1995; 2,817,500 at March 31, 1995:
      aggregate liquidation value $62,893 at March 31, 1996                          2,516          2,516          2,818
   Common stock, par value $1.00 per share; 56,000,000 shares authorized;
     shares issued: March 31, 1996 - 14,104,320; December 31, 1995 -                14,104         14,095         14,065
     14,095,499; March 31, 1995 - 14,065,313
   Additional paid-in capital                                                      155,899        155,748        163,128
   Retained earnings                                                               260,122        253,727        234,173
   Net unrealized holding loss on securities, net of deferred taxes                (22,883)       (18,952)       (39,359)
   Treasury Stock, at cost, 577,900 shares at March 31, 1996
      and December 31, 1995                                                        (18,068)       (18,068)          --
   Guarantee of ESOP indebtedness                                                     (300)          (300)          (450)
- ------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                               391,390        388,766        374,375
- ------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 5,420,051      5,567,059      6,239,773
- ------------------------------------------------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

ONBANCorp, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except Share Data)

- ------------------------------------------------------------------------------------------------
                                                                      For the Three Months Ended
                                                                            Ended March 31,
                                                                         1996            1995
- ------------------------------------------------------------------------------------------------
Interest income:
   Loans                                                               $48,478           42,435
   Securities                                                           45,370           59,042
   Federal funds sold and other                                            979              907
- ------------------------------------------------------------------------------------------------
        Total interest income                                           94,827          102,384
- ------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                             38,962           36,449
   Borrowings:
      Repurchase agreements                                              5,543           13,124
      Other                                                             12,440           15,412
- ------------------------------------------------------------------------------------------------
        Total interest expense                                          56,945           64,985
- ------------------------------------------------------------------------------------------------
          Net interest income                                           37,882           37,399
Provision for loan losses                                                1,950            1,690
- ------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses           35,932           35,709
- ------------------------------------------------------------------------------------------------
Other operating income:
   Mortgage banking                                                        793              677
   Service charges                                                       4,328            3,697
   Net gain on securities                                                1,893            1,146
   Other                                                                 1,500            1,215
- ------------------------------------------------------------------------------------------------
        Total other operating income                                     8,514            6,735
- ------------------------------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                                       10,512           10,104
   Building, occupancy and equipment                                     4,735            4,562
   Deposit insurance premiums                                              705            2,116
   Contracted data processing                                            2,625            2,095
   Legal and financial services                                            951            1,046
   Other                                                                 6,685            6,243
- ------------------------------------------------------------------------------------------------
        Total other operating expenses                                  26,213           26,166
- ------------------------------------------------------------------------------------------------
          Income before income taxes                                    18,233           16,278
Income taxes                                                             6,667            6,353
- ------------------------------------------------------------------------------------------------
          Net income                                                   $11,566            9,925
- ------------------------------------------------------------------------------------------------

Income  per common share:
   Primary                                                             $  0.77             0.62
   Fully diluted                                                          0.74             0.61
- ------------------------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

ONBANCorp, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity (In Thousands, Except Share Data)

                                                                                          Net
                                                                                       Unrealized
                                                                Additional              Holding               Guarantee of
                                            Preferred   Common   Paid-In    Retained    Loss on     Treasury      ESOP
                                              Stock      Stock   Capital    Earnings   Securities     Stock   Indebtedness   Total
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                 $  2,818   14,050   162,960     229,374    (45,816)         --       (450)    362,936

Net income                                         --       --        --       9,925         --          --         --       9,925
Stock issued under:
   Stock Option Plans                              --        9        56          --         --          --         --          65
   Employee Stock Purchase Plan                    --        6       112          --         --          --         --         118
Cash dividends declared:
   Preferred ($.42 per share)                      --       --        --      (1,189)        --          --         --      (1,189)
   Common ($.28 per share)                         --       --        --      (3,937)        --          --         --      (3,937)
Changes in net unrealized holding loss
   on securities, net of income tax effect
   of $4,305                                       --       --        --          --      6,457          --         --       6,457
- -----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1995                    $  2,818   14,065   163,128     234,173    (39,359)         --       (450)    374,375
- -----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                 $  2,516   14,095   155,748     253,727    (18,952)    (18,068)      (300)    388,766

Net income                                         --       --        --      11,566         --          --         --      11,566
Stock issued under:
   Stock Option Plans                              --        4        34          --         --          --         --          38
   Employee Stock Purchase Plan                    --        5       117          --         --          --         --         122
Cash dividends declared:
   Preferred ($.42 per share)                      --       --        --      (1,060)        --          --         --      (1,060)
   Common ($.30 per share)                         --       --        --      (4,111)        --          --         --      (4,111)
Changes in net unrealized holding gain
   on securities, net of income tax effect
   of $2,519                                       --       --        --          --     (3,931)         --         --      (3,931)
- -----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1996                    $  2,516   14,104   155,899     260,122    (22,883)    (18,068)      (300)    391,390
- -----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

ONBANCorp, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)

- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended March 31,
                                                                                                      1996              1995
- -------------------------------------------------------------------------------------------------------------------------------
NET CASH  PROVIDED BY OPERATING ACTIVITIES                                                          $  19,591            31,089
- -------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
      Proceeds from sales of securities available for sale                                            172,590           748,202
      Proceeds from maturities of and principal collected on securities available for sale             56,855            16,646
      Proceeds from maturities of and principal collected on securities held to maturity              198,718           100,245
      Purchases of securities available for sale                                                     (181,024)         (112,862)
      Purchases of securities held to maturity                                                       (227,859)         (358,774)
      Net change in loans                                                                             (21,925)          (72,412)
      Purchases of premises and equipment                                                                (772)           (2,793)
      Other                                                                                             1,669               875
- -------------------------------------------------------------------------------------------------------------------------------
    NET CASH  PROVIDED (USED) IN INVESTING ACTIVITIES                                                  (1,748)          319,127
- -------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
      Net increase (decrease) in deposit accounts excluding time deposits                               2,932           (54,441)
      Net increase (decrease) in time deposits                                                        (45,577)          119,159
      Net decrease in repurchase agreements                                                            (7,287)         (339,902)
      Net increase (decrease) in other borrowings                                                      25,700           (26,337)
      Advances from Federal Home Loan Bank                                                                631           178,676
      Repayment of advances from Federal Home Loan Bank                                              (125,029)         (235,000)
      Repayments of collateralized mortgage obligations                                                  (467)             (573)
      Net proceeds from issuance of common stock                                                          160               183
      Cash dividends paid on common stock                                                              (4,029)           (3,935)
      Cash dividends paid on preferred stock                                                           (1,062)           (1,189)
- -------------------------------------------------------------------------------------------------------------------------------
    NET CASH USED BY FINANCING ACTIVITIES                                                            (154,028)         (363,359)
- -------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                            (136,185)          (13,143)
Cash and cash equivalents at beginning of period                                                      285,244           173,964
- -------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                          $ 149,059           160,821
- -------------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of cash flow information:
    Cash paid during the period for:
      Interest                                                                                         56,324            61,228
      Income taxes                                                                                      1,410               373
    Non-cash investing and financing activities:
      Securitization of mortgage loans                                                                 17,512                --
      Mortgage loans transferred to other real estate owned                                             1,359            (1,315)
- -------------------------------------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements

                       ONBANCorp, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  Basis of Presentation

         The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

         The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at March 31, 1996 and 1995 and the results of operations for the three months ended March 31, 1996 and 1995.

         Certain reclassifications have been made to prior period amounts for consistency in reporting.


(2)  Loans

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

         At March 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $11.4 million. Included in this amount is $9.8 million of impaired loans for which the related allowance for credit losses is $1.6 million. In addition, included in the total impaired loans at March 31, 1996 is $3.6 million of impaired loans that as a result of the adequacy of collateral values do not have an allowance for credit losses determined in accordance with SFAS No. 114. The average recorded investments in impaired loans during the three months ended March 31, 1996 was approximately $10.7 million.

         Impaired loans generally are included in non-performing loans, as non-accrual loans. Commercial type loans past due greater than 90 days and still accruing are generally not considered to be impaired as the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the delinquent period.

         For the three months ended March 31, 1996 the Company recognized interest income on those impaired loans of $133 thousand using the cash basis method of income recognition.

         Potential problem loans at March 31, 1996 amounted to $20.9 million. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrowers inability to comply with the present loan repayment terms. Of the $20.9 million in potential problem loans, $3.4 million are considered impaired under SFAS No. 114. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

(3)  Securities


The following table sets forth securities available for sale as of March 31, 1996.

- ------------------------------------------------------------------------------
                                     Amortized    Gross   Unrealized     Fair
(In Thousands)                          Cost      Gains     Losses      Value
- ------------------------------------------------------------------------------

Debt securities:
   U.S. Government obligations        $  9,452       19         70      9,401
   U.S. Government agencies             50,032       --        713     49,319
   Mortgage-backed securities          754,751    8,756      1,846    761,661
- ------------------------------------------------------------------------------
      Total debt securities            814,235    8,775      2,629    820,381
Equity securities:
   Common                                   13       --         --         13
   Federal Home Loan Bank               56,403       --         --     56,403
- ------------------------------------------------------------------------------
      Total equity securities           56,416       --         --     56,416
- ------------------------------------------------------------------------------
                                      $870,651    8,775      2,629    876,797
- ------------------------------------------------------------------------------

The following table sets forth securities held to maturity as of March 31, 1996.

- ------------------------------------------------------------------------------
                                     Amortized    Gross   Unrealized     Fair
(In Thousands)                          Cost      Gains     Losses      Value
- ------------------------------------------------------------------------------

Debt securities:
   U.S. Government obligations      $   29,804      246         84      29,966
   U.S. Government agencies            159,514       --      9,191     150,323
   State and municipal                  71,273    1,054         59      72,268
   Corporate and other                     433        1         --         434
   Mortgage-backed securities        1,561,194    5,105     22,835   1,543,464
- ------------------------------------------------------------------------------
      Total debt securities          1,822,218    6,406     32,169   1,796,455
   Unamortized holding loss on
      securities transferred           (44,183)
- ------------------------------------------------------------------------------
                                    $1,778,035

- ------------------------------------------------------------------------------


         The difference between the amortized cost and the fair value of both the available for sale and the held to maturity categories of securities represents the change in value related to interest rate fluctuations occurring following the purchase of these securities. These differences will disappear as the assets prepay or mature and are considered to be temporary in nature. There is minimal credit risk associated with the portfolio given it's secured nature. Approximately one-third of the total portfolio is available for sale, and therefore, a relatively instantaneous source of liquidity. The held to maturity portfolio also provides ongoing liquidity given the amortizing nature of the securities. The major uncertainty relative to this portfolio which is predominantly mortgage-backed securities, is prepayment risk. Accelerating or decelerating prepayments affect the cash flows and hence the yield on these securities. These factors are taken into consideration when the assets are acquired and are periodically monitored.

(4)  Shareholders' Equity

         In 1995 the Company repurchased and retired 301,800 shares of Series "B" Cumulative Convertible Preferred Stock at a cost of $8.058 million and repurchased 577,900 shares of Common Stock at a cost of $18.068 million. In addition, the Company intends to continue to acquire, as market conditions permit, both preferred and common stock up to the limit of 10% of fully diluted shares which was announced during the first quarter of 1996.

         Primary earnings per share are based upon the weighted average number of common shares and common share equivalents outstanding, after provision for dividends on preferred shares. The average number of shares used to compute primary earnings per share was 13,707,434 and 14,187,443 for the three months ended March 31, 1996 and 1995, respectively.

         Fully diluted earnings per share are based upon the weighted average number of common shares and common share equivalents outstanding and the assumed conversion of the preferred shares. The average number of shares used to compute fully diluted earnings per share was 15,680,391 and 16,4381,758 for the three months ended March 31, 1996 and 1995, respectively.

(5) Other Accounting Issues

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" on a prospective basis. SFAS 122 requires the Company to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired, and also requires the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS 122 did not have a material impact on the Company's financial condition or results of operations.

On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which encourages, but does not require, companies to use a fair value based method of determining compensation cost for grants of stock options under stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). Under APB 25, no compensation cost is recorded as options are granted by the Company at a purchase price not less than the fair market value of the common stock on the date of the grant. Companies electing to continue accounting under the provisions of APB 25 are required to present pro forma disclosures of net income and net income per for each period in which a complete set of financial statements are presented.

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

         First quarter net income was $11.6 million compared to $9.9 million for the 1995 first quarter. Fully diluted net income per common share was $.74 compared to $.61 for the 1995 first quarter. Book value per common share increased to $24.29 at March 31, 1996 from $24.11 at December 31, 1995 and from $21.61 at March 31, 1995. A regular dividend of $.30 per common share was declared for the first quarter of 1996 and paid on April 1, 1996. Return on average equity (ROE) was 12.0% for the three months ended March 31, 1996 compared to 11.0% for the prior year period. Return on Average Assets (ROA) was .85% for the three months ended March 31, 1996 compared to .64% for the prior year.

Net Interest Income

              The first quarter of 1996's operating results represented the first full quarter of operations following the repositioning afforded to the Company during the fourth quarter of 1995. The Company transferred approximately $1.54 billion in securities from held to maturity to available for sale. Following this transfer the Company sold approximately $1.2 billion of its available for sale securities and used the proceeds to pay down borrowings and to fund future loan growth. The late year "window" enabled the Company to shrink the absolute levels of securities and borrowings. The yield on assets sold was approximately the same as the cost of the borrowings repaid, therefore, net interest income was not adversely affected. It was anticipated that as a result of this activity, net interest margin would improve in 1996 and, in fact, that has occurred with the net interest margin of 2.95% for the first quarter of 1996 representing a significant increase over the 2.55% margin for the year 1995.

          Net interest income was $37.9 million for the three months ended March 31, 1996 up from the $37.4 million in the prior year period. Average loans of $2.295 billion for the first three months of 1996 were $294 million or 15% improved over the first three months of 1995 as a result of the Company's continuing focus on expanding its loan generation. The yield on these average loans declined by .10% to 8.50% for the first three months of 1996 compared to the 8.60% for the prior year period. The volume of average securities for the first three months of 1996 declined to $2.793 billion or by $1.104 billion compared to the prior year period. The yield on these securities increased by .39% to 6.53% as a combined result of the reinvestment of part of the proceeds from the sale of securities during the fourth quarter 1995 repositioning and the scheduled repricing of certain adjustable-rate securities. Average securities decreased by more than the increase in average loans, therefore, average interest earning assets of $5.163 billion were $776 million less for the first three months of 1996 than for the first three months of 1995. The yield on total earning assets increased by .40% to 7.39% for the three months of 1996 compared to the first three months of 1995. The Company intends to continue its efforts to increase its core lending business as a percentage of overall earning assets.

         The average balance of savings deposits decreased by $73 million to $763 million for the first three months of 1996 compared to the prior year period. The cost of these deposits also decreased by .14% to 2.68% for the first three months of 1996 compared to the prior year period. Average time deposits increased $110 million to $2.202 billion for the first three months of 1996 compared to the first three months of 1995. The costs of these deposits also increased by .36% to 5.64% for the first three months ended March 31, 1996. The increase in time deposits was the result of increases in retail and municipal certificates of deposit being greater than the decrease in retail brokered certificates of deposit. Average interest bearing transaction accounts (Money market, NOW and escrow deposits) decreased $50 million to $532 million and the cost decreased .11% to 2.28% when comparing the first three months of 1996 to the first three months of 1995. The decrease in these accounts is mainly attributable to consumer preference for higher yielding certificates of deposit, as well as, alternative investments such as stocks and bonds. Average total interest bearing deposits decreased by only $13 million to $3.497 billion for the first three months of 1996 compared to the first three months of 1995.

         Total average borrowings (including repurchase agreements) of $1.195 billion for the first three months of 1996 are $844 million or 41% less than the $2.039 billion for the first three months of 1995 reflecting the Company's strategy to reduce borrowings. The selective lengthening in maturities of borrowings during 1995 affected the costs of the borrowings with repurchase agreements increasing by .58% to 6.30% and other borrowings increasing .31% to 5.95% when comparing the first three months of 1996 to the first three months of 1995. The essentially flat slope of the yield curve in 1995 provided the opportunity for extending liabilities and thereby helping to protect against rising interest rates, however, the offset is that the Company's net interest income will not benefit as much from declining interest rates. As a result of increased certificates of deposit and lengthening borrowings, the cost of total interest bearing liabilities increased by .13% to 4.88% for the first three months of 1996 compared to the first three months of 1995.

         The effect of the increases in yield on earning assets of .40% being .27% greater than the .13% increase in the cost resulted in the net interest spread increasing from 2.24% to 2.51% for the first three months of 1996 compared to the first three months of 1995. The effects of average interest bearing liabilities decreasing by more than interest earning assets resulted in the net interest margin, which is affected by the relative average balances of interest earning assets and interest bearing liabilities, increasing by
 .40% to 2.95% for the first three months of 1996 compared to the first three months of 1995.

         This table sets forth for the three months ended March 31, the average daily balances of the Company's major asset and liability items and the interest earned or paid thereon expressed in dollars and weighted average rates.

- -----------------------------------------------------------------------------------------------------------------------------
                                                                     1996                                    1995

                                                       Average                      Yield \    Average                Yield \
(Dollars in Thousands)                                 Balance      Interest         Rate      Balance      Interest   Rate
- -----------------------------------------------------------------------------------------------------------------------------
Interest earning assets(1)
   Securities                                         2,793,364       45,370         6.53%    3,897,841       59,042   6.14%
   Loans                                              2,294,739       48,478         8.50%    2,000,327       42,435   8.60%
   Federal funds sold and other                          74,774          979         5.27%       40,681          907   9.04%
- -----------------------------------------------------------------------------------------------------------------------------
      Total interest earning assets                   5,162,877       94,827         7.39%    5,938,849      102,384   6.99%
   Non-interest earning assets                          281,110                                 332,212
- -----------------------------------------------------------------------------------------------------------------------------
      Total assets                                   $5,443,987                               6,271,061
- -----------------------------------------------------------------------------------------------------------------------------

Interest bearing liabilities
   Savings deposits                                     762,900        5,090         2.68%      835,638        5,806   2.82%
   Time deposits                                      2,201,648       30,851         5.64%    2,091,262       27,205   5.28%
   Money market accounts, NOW accounts,
         and escrow deposits                            532,263        3,021         2.28%      582,564        3,438   2.39%
- -----------------------------------------------------------------------------------------------------------------------------
      Total Deposits                                  3,496,811       38,962         4.48%    3,509,464       36,449   4.21%
   Repurchase agreements                                354,004        5,543         6.30%      930,720       13,124   5.72%
   Other borrowings                                     840,692       12,440         5.95%    1,107,895       15,412   5.64%
- -----------------------------------------------------------------------------------------------------------------------------
      Total interest bearing liabilities              4,691,507       56,945         4.88%    5,548,079       64,985   4.75%
   Non-interest bearing deposits                        300,456                                 285,640
   Non-interest bearing liabilities                      62,976                                  71,940
- -----------------------------------------------------------------------------------------------------------------------------
      Total liabilities                               5,054,939                               5,905,659
   Shareholders' equity                                 389,048                                 365,402
- -----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity     $5,443,987                               6,271,061
   Net interest income                               $                37,882                                  37,399
- -----------------------------------------------------------------------------------------------------------------------------
      Interest rate spread                                                           2.51%                             2.24%
      Net interest margin(2)                                                         2.95%                             2.55%
   Total interest earning assets to total interest
         bearing liabilities                                                         1.10X                             1.07X
   Average equity to average assets                                                  7.15%                             5.83%
- -----------------------------------------------------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------------
                                                           1996 Compared to 1995
                                                            Increase (Decrease)
(Dollars in Thousands)                                Volume        Rate        Net
- --------------------------------------------------------------------------------------
Interest earning assets
   Securities                                        $(17,344)      3,672     (13,672)
   Loans                                                6,522        (479)      6,043
   Federal funds sold and other                           557        (485)         72
- --------------------------------------------------------------------------------------
      Total change in income from interest
      earning assets                                  (10,265)      2,708      (7,557)
- --------------------------------------------------------------------------------------

Interest bearing liabilities
   Savings deposits                                      (456)       (260)       (716)
   Time deposits                                        1,591       2,055       3,646
   Money market accounts, NOW accounts,
         and escrow deposits                             (272)       (145)       (417)
- --------------------------------------------------------------------------------------
      Total change in interest expense on deposits        863       1,650       2,513
   Repurchase agreements                               (8,822)      1,241      (7,581)
   Other borrowings                                    (3,811)        839      (2,972)
- --------------------------------------------------------------------------------------
      Total change in expense from interest
      bearing liabilities                             (11,770)      3,730      (8,040)
- --------------------------------------------------------------------------------------
   Net interest income                               $  1,505      (1,022)        483
- --------------------------------------------------------------------------------------


         Allowance for Loan Losses. Management's evaluation of the adequacy of the allowance takes into consideration the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions.

         Non-performing loans plus other real estate owned represented .66% of total assets at March 31, 1996. The Company's provision for loan losses of $2.0 million for the three months ended March 31, 1996 increased from the $1.7 million recorded in the prior year period. These provisions reflect both the increase in overall lending and the increase in non-performing loans to $31.1 million at March 31, 1996 from $29.0 million at December 31, 1995. The coverage ratio of allowance for loan losses to nonperforming loans decreased slightly from 119% at year-end 1995 to 115% at March 31, 1996. The allowance as a percent of gross loans was 1.55% at March 31, 1996. The ratio of delinquent loans as a percentage of gross loans was 1.3% at March 31, 1996. Loan quality remains strong at ONBANCorp.

         The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                                 March 31,   /---------------December 31,----------------/
(Dollars in Thousands)                             1996        1995        1994        1993        1992        1991
- --------------------------------------------------------------------------------------------------------------------
Beginning balance                                $34,583      33,775      32,717      31,722      13,064      10,937
Charge-offs
    Mortgage loans                                   447       3,749       3,706         748       1,623       1,687
    Commercial loans                                 122       1,437       1,746       7,303           8           6
    Other loans                                      585       2,405       2,686       3,684         639         726
- --------------------------------------------------------------------------------------------------------------------

Total charge-offs                                  1,154       7,591       8,138      11,735       2,270       2,419
- --------------------------------------------------------------------------------------------------------------------

Recoveries
    Mortgage loans                                   195         630         236           1          30          --
    Commercial loans                                 118         352         598       1,341           9          --
    Other loans                                      101         627         724       1,091          93          86
- --------------------------------------------------------------------------------------------------------------------

Total recoveries                                     414       1,609       1,558       2,433         132          86
- --------------------------------------------------------------------------------------------------------------------

Net charge-offs                                      740       5,982       6,580       9,302       2,138       2,333
- --------------------------------------------------------------------------------------------------------------------

Provision for loan losses                          1,950       6,790       7,638      10,297       5,900       4,460
Allowance of combined banks                           --          --          --          --      14,896          --
- --------------------------------------------------------------------------------------------------------------------

Ending balance                                   $35,793      34,583      33,775      32,717      31,722      13,064
- --------------------------------------------------------------------------------------------------------------------

    Ratio of net charge-offs to average loans
    outstanding                                     0.03%       0.28%       0.35%       0.47%       0.14%       0.15%
- --------------------------------------------------------------------------------------------------------------------

         The following table sets forth the allocation of the allowance for loan losses:

                                                 March 31,   /---------------December 31,----------------/
(Dollars in Thousands)                            1996        1995        1994        1993        1992        1991
- --------------------------------------------------------------------------------------------------------------------
    Mortgage loans                              $16,292      15,629      17,374      17,313      15,237       9,122
    Mortgage loans to total loans                 58.64%      59.36%      59.74%      60.89%      61.32%      72.22%
    Construction loans                          $ 1,360       1,060         340         340         150          --
    Construction loans to total loans              2.19%       2.30%       1.58%       1.64%       1.64%       1.21%
    Commercial loans                            $11,713      11,801      10,676      10,856      10,774       1,067
    Commercial loans to total loans               12.11%      11.68%      11.32%       9.53%       9.54%       1.72%
    Other loans                                 $ 6,428       6,093       5,385       4,208       5,561       2,875
    Other loans to total loans                    27.06%      26.66%      27.36%      27.94%      27.50%      24.85%
- --------------------------------------------------------------------------------------------------------------------
    Total allowance for loan losses             $35,793      34,583      33,775      32,717      31,722      13,064
- --------------------------------------------------------------------------------------------------------------------

         The loan loss allowance allocation provided does not necessarily represent the total amount which may or may not be available for actual future losses in any one or more of the categories.

         The following table sets forth information with respect to loans delinquent for 90 days or more, restructured loans and other nonperforming assets:

                                                          March 31,   /---------------December 31,----------------/
(Dollars in Thousands)                                      1996        1995        1994        1993        1992        1991
- -----------------------------------------------------------------------------------------------------------------------------
Delinquent mortgage loans:
    Conventional                                          $11,793      12,340      12,691      11,436      13,275      10,940
    FHA and VA                                                710         705         612         905       1,155       1,055
    Multi family and commercial                            10,531       9,063       8,591       7,546       7,864       3,735
- -----------------------------------------------------------------------------------------------------------------------------

Total delinquent mortgage loans                           $23,034      22,108      21,894      19,887      22,294      15,730
- -----------------------------------------------------------------------------------------------------------------------------

As a percentage of gross mortgage loans                       1.6%        1.5%        1.8%        1.7%        1.7%        1.4%
- -----------------------------------------------------------------------------------------------------------------------------

Delinquent commercial loans:                              $ 5,651       4,387       5,593       6,655       9,782         357
- -----------------------------------------------------------------------------------------------------------------------------

As a percentage of gross commercial loans                     2.0%        1.6%        2.5%        3.6%        4.9%        1.4%
- -----------------------------------------------------------------------------------------------------------------------------

Delinquent other loans:
    Home equity                                           $   698         738         720         414         528         389
    Guaranteed student                                        110         183         157          97         902       5,829
    Loans to individuals                                    1,631       1,542       1,396       1,651       1,815       1,033
- -----------------------------------------------------------------------------------------------------------------------------

Total delinquent other loans                              $ 2,439       2,463       2,273       2,162       3,245       7,251
- -----------------------------------------------------------------------------------------------------------------------------

As a percentage of gross other loans                          0.4%        0.4%        0.4%        0.4%        0.6%        1.9%
- -----------------------------------------------------------------------------------------------------------------------------

Delinquent loans as a percentage of gross loans               1.3%        1.2%        1.5%        1.5%        1.7%        1.5%
- -----------------------------------------------------------------------------------------------------------------------------

Nonperforming loans:
    Non-accrual loans                                     $25,265      23,580      22,525      25,381      30,236      14,999
    Accruing loans delinquent 90 days or more               2,929       2,586       2,386       3,323       5,085       8,339
    Restructured loans                                      2,930       2,792       4,849       5,559       4,053       7,991
- -----------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                  31,124      28,958      29,760      34,263      39,374      31,329
Other nonperforming assets:
    Other real estate owned                                 3,825       4,019       5,431      10,719      17,332       6,893
    Repossessed assets                                        712         441         335         666         327         210
- -----------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                $35,661      33,418      35,526      45,648      57,033      38,432
- -----------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses as a percentage of non-
    performing loans                                       115.00%     119.42%     113.49%      95.49%      80.57%      41.70%

Nonperforming assets as a percentage of total
    assets                                                   0.66%       0.60%       0.53%       0.79%       1.21%       1.13%
- -----------------------------------------------------------------------------------------------------------------------------

Other Operating Income

         Other operating income, which is generated by mortgage banking activities, service charges, security transactions and miscellaneous other sources, increased by $1.8 million for the three months ended March 31, 1996 compared prior year period.

         Mortgage banking income increased by $.1 million for the three months ended March 31, 1996 compared to the prior year period. The volume of loans serviced for others has decreased from $1.197 billion at March 31, 1995 to $1.130 billion at March 31, 1996.

         Service charges increased $.6 million or 17.1% for the three months ended March 31, 1996 compared to the prior year period. Increasing volumes of commercial banking business and the associated fees are primarily responsible for these increases. The Company intends to continue to emphasize the growth of "core" commercial banking in the form of deposit growth and electronic fee generated business. For example, OnBank & Trust Co. became the sole provider of ATM's at twenty six New York State Thruway Service Areas during the second half of 1995. This type of activity will provide additional fee income.

         Gains on the sale of securities increased $.7 million in the three months ended March 31, 1996 compared to the prior year period. These gains generally reflect the sale of selected available-for-sale securities associated with the securities downsizing strategy.

Other Operating Expenses

         Other operating expenses remained stable at $26.2 million for the three months ended March 31, 1996 and 1995. A decrease of FDIC insurance premiums of $1.4 million for the first quarter of 1996 compared to the previous year was offset by $.5 million of one-time borrowing prepayment penalties and $.9 million increase in overall operating expenses associated with increased volume of banking activity and the associated expenses. However, when compared to almost any peer group the Company's expenses to average assets ratio of 1.94% for the first three months of 1996 is favorable.

Contingencies

         Congress currently has proposed legislation to recapitalize the Savings Association Insurance Fund. If enacted in its current form, the Banks' one-time FDIC assessment would be approximately $7.0 million. Proposed legislation would also repeal the bad debt methods currently available to thrift institutions, requiring the Company to recapture a portion of their existing bad debt reserves. The aggregate potential Federal and state tax expense resulting from recapture would be approximately $5.6 million. There is no assurance that this pending legislation will be enacted into law, therefore, the FASB has stated that the charge to earnings must be recorded in the period enacted. Accordingly, the Company has made no accrual for these potential obligations.

Dividends

         Payments of dividends by ONBANCorp on its common and preferred stock is subject to various regulatory and tax restrictions. During the three months ended March 31, 1996 the Company declared a dividend of $.30 per common share amounting to $4.1 million. For the same period the Company declared a dividend of $.42 per preferred share amounting to $1.1 million. These dividends were paid in April 1996 to appropriate shareholders of record.

Liquidity

         ONBANCorp's liquidity should be sufficient to meet normal transaction requirements and flexible enough to take advantage of market opportunities and to react to other liquidity needs. Net cash provided by operating activities decreased to $20 million for the first three months of 1996 from $31 million for the prior year period. Investing activities used $2 million with purchases of securities approximating proceeds from sales, maturities and principal collected on securities. The major use of financing activity funds was to reduce advances from Federal Home Loan Bank and fund the decrease in time deposits, with total uses of cash from financing activities totaling $154 million. Cash and cash equivalents of $149 million at March 31, 1996 were $12 million less than at March 31, 1995.

Shareholders' Equity and Capital Adequacy

         The capital to asset ratio was 7.2% on March 31, 1996 as measured by shareholders' equity of $391 million and assets of $5.420 billion. ONBANCorp's capital ratios exceed all regulatory requirements including the total risk adjust capital ratio of 15.3% which is almost double the regulatory requirements of 8.0%.

PART II.   OTHER INFORMATION


           Item 6:  Exhibits and Reports on Form 8-K

                    (a)  Exhibits.  The following exhibits are filed as part
                                    of this quarterly report on Form 10Q.

                         No.        Exhibit
                        ----        --------
                         11         Computation of Per Share Earnings

                         27         Selected Financial Data

                    (b)  Reports on Form 8-K

                         None

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            ONBANCorp, INC.




                                            /s/ Robert J. Bennett
                                            --------------------------------
DATE:  May 14, 1996                         Robert J. Bennett
                                            Chairman, President
                                            and Chief Executive Officer



                                            /s/ Robert J. Berger
                                            --------------------------------
DATE:  May 14, 1996                         Robert J. Berger
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer