Form 10-Q
period 1996-06-30
ONBANCORP INC
filed 1996-08-13
CIK 846609

- --------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended:  June 30, 1996     Commission File No.:  0-18011



                                 ONBANCorp, Inc.
             (Exact name of registrant as specified in its charter)


     Delaware                                               16-1345830
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)



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

                            YES [X]          NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share                12,786,256
- ---------------------------------------                ----------
          (Title of Class)                        (Shares Outstanding)


- --------------------------------------------------------------------------------
                          This report contains 20 pages

                        ONBANCorp, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX



PART I.  FINANCIAL INFORMATION

                                                                                         PAGE
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                     June 30, 1996, December 31, 1995, and June 30, 1995 ............... 3

                  Condensed Consolidated Statements of Income
                    for the Three Months and Six Months ended June 30,  1996 and 1995 .. 4

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity for the Six Months ended June 30, 1996  and 1995 ............ 5

                  Condensed Consolidated Statements of Cash Flows
                    for the Six Months ended June 30, 1996 and 1995 .................... 6

                  Notes to Condensed Consolidated Financial Statements ................. 7-10


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations............................................ 11-18


PART II.  OTHER INFORMATION............................................................. 19

Signatures.............................................................................. 20

ONBANCorp, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)


- ------------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,      December 31,    June 30,
                                                                                   1996            1995          1995
- ------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                        $   135,497        150,621        125,862
Federal funds sold and other                                                        27,402        134,623         44,720
Securities:
   Trading                                                                           1,708          1,790         12,098
   Available for sale                                                              857,101        978,361        564,340
   Held to maturity, fair value of $1,711,183 at June 30, 1996,
     $1,797,286 at December 31, 1995 and $3,318,076 at June 30, 1995             1,706,181      1,761,692      3,337,235
- ------------------------------------------------------------------------------------------------------------------------
          Total securities                                                       2,564,990      2,741,843      3,913,673
- ------------------------------------------------------------------------------------------------------------------------
Loans:
   Portfolio, net of premium and discount                                        2,370,515      2,288,990      2,148,302
   Allowance for loan losses                                                       (37,553)       (34,583)       (33,961)
- ------------------------------------------------------------------------------------------------------------------------
          Net loans                                                              2,332,962      2,254,407      2,114,341
- ------------------------------------------------------------------------------------------------------------------------
Loans available for sale                                                            34,124         40,137         22,904
Premises and equipment, net                                                         62,846         66,549         63,137
Due from brokers                                                                    16,118         65,205         54,222
Other assets                                                                       116,091        113,674        133,153
- ------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                         $ 5,290,030      5,567,059      6,472,012
- ------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
      Non-interest bearing                                                         321,347        320,140        306,005
      Interest bearing:
        Savings, NOW and money market                                            1,262,200      1,291,952      1,362,059
        Time deposits less than $100,000                                         1,558,975      1,671,027      1,484,705
        Time deposits $100,000 and greater                                         469,895        525,154        562,186
- ------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                         3,612,417      3,808,273      3,714,955
- ------------------------------------------------------------------------------------------------------------------------
   Repurchase agreements                                                           292,787        361,617        905,023
   Other borrowings                                                                898,724        903,370      1,392,632
   Due to brokers                                                                   58,992         43,951          9,855
   Other liabilities                                                                55,898         61,082         68,467
- ------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                    $ 4,918,818      5,178,293      6,090,932
- ------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, par value $1.00 per share; 10,000,000 shares authorized;
     Series B 6.75% Cummulative Convertible; par value $1.00 per share;
      10,000,000 shares authorized; issued at outstanding: 2,515,700 at
      June 30, 1996 and December 31, 1995; 2,769,100 at June 30, 1995:
      aggregate liquidation value $62,893 at June 30, 1996                           2,516          2,516          2,769
   Common stock, par value $1.00 per share; 56,000,000 shares authorized;
     shares issued: June 30, 1996 - 14,116,356; December 31, 1995 -                 14,116         14,095         14,077
     14,095,499; June 30, 1995 - 14,076,677
   Additional paid-in capital                                                      156,083        155,748        162,146
   Retained earnings                                                               266,785        253,727        239,182
   Net unrealized holding loss on securities, net of deferred taxes                (25,500)       (18,952)       (36,644)
   Treasury Stock, at cost, 1,330,100 shares at June 30, 1996,
      577,900 at December 31, 1995                                                 (42,488)       (18,068)            --
   Guarantee of ESOP indebtedness                                                     (300)          (300)          (450)
- ------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                               371,212        388,766        381,080
- ------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 5,290,030      5,567,059      6,472,012
- ------------------------------------------------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

ONBANCorp, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except Share Data)

- ------------------------------------------------------------------------------------------------------------------------------
                                                                        For the Three Months Ended    For the Six Months Ended
                                                                               Ended June 30,               Ended June 30,

                                                                              1996         1995           1996         1995
- ------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                                                    $49,131        45,278        97,609        87,713
   Securities                                                                41,243        61,453        86,613       120,637
   Federal funds sold and other                                                 657           506         1,636         1,271
- ------------------------------------------------------------------------------------------------------------------------------
        Total interest income                                                91,031       107,237       185,858       209,621
- ------------------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                  36,895        39,398        75,857        75,847
   Borrowings:
      Repurchase agreements                                                   4,956        13,218        10,499        26,342
      Other                                                                  11,858        17,058        24,298        32,470
- ------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                                               53,709        69,674       110,654       134,659
- ------------------------------------------------------------------------------------------------------------------------------
          Net interest income                                                37,322        37,563        75,204        74,962
Provision for loan losses                                                     1,950         1,690         3,900         3,380
- ------------------------------------------------------------------------------------------------------------------------------
          Net interest income after provision for loan losses                35,372        35,873        71,304        71,582
- ------------------------------------------------------------------------------------------------------------------------------
Other operating income:
   Mortgage banking                                                           1,023           517         1,816         1,194
   Service charges                                                            4,515         4,025         8,843         7,704
   Net gain on securities                                                       744         1,643         2,637         2,770
   Other                                                                      2,710         1,002         4,210         2,254
- ------------------------------------------------------------------------------------------------------------------------------
        Total other operating income                                          8,992         7,187        17,506        13,922
- ------------------------------------------------------------------------------------------------------------------------------
Other operating expenses:
   Salaries and employee benefits                                            10,686        10,101        21,198        20,205
   Building, occupancy and equipment                                          4,508         4,553         9,243         9,115
   Deposit insurance premiums                                                   679         2,226         1,384         4,342
   Contracted data processing                                                 2,700         2,440         5,325         4,773
   Legal and financial services                                                 951           728         1,902         1,773
   Other                                                                      6,666         6,272        13,351        12,278
- ------------------------------------------------------------------------------------------------------------------------------
        Total other operating expenses                                       26,190        26,320        52,403        52,486
- ------------------------------------------------------------------------------------------------------------------------------
          Income before income taxes                                         18,174        16,740        36,407        33,018
Income taxes                                                                  6,513         6,604        13,180        12,957
- ------------------------------------------------------------------------------------------------------------------------------
          Net income                                                        $11,661        10,136        23,227        20,061
- ------------------------------------------------------------------------------------------------------------------------------
Income  per common share:
   Primary                                                                  $  0.80          0.63          1.56          1.24
   Fully diluted                                                               0.76          0.62          1.50          1.22
- ------------------------------------------------------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

                                        5
ONBANCorp, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity (In Thousands, Except Share Data)

                                                                                          Net
                                                                                       Unrealized
                                                                Additional              Holding                 Guarantee of
                                           Preferred   Common    Paid-in    Retained    Loss on       Treasury      ESOP
                                             Stock     Stock     Capital    Earnings   Securities      Stock    Indebtedness  Total
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                $2,818     14,050    162,960     229,374    (45,816)          --        (450)   362,936

Net income                                      --         --         --      20,061         --           --          --     20,061
Stock issued under:
   Stock Option Plans                           --         15        137          --         --           --          --        152
   Employee Stock Purchase Plan                 --         12        244          --         --           --          --        256
Cash dividends declared:
   Preferred ($.84 per share)                   --         --         --      (2,366)        --           --          --     (2,366)
   Common ($.56 per share)                      --         --         --      (7,887)        --           --          --     (7,887)
Preferred stock repurchase                     (49)        --     (1,195)         --         --           --          --     (1,244)
Changes in net unrealized holding loss
   on securities, net of income tax effect
   of $6,116                                    --         --         --          --      9,172           --          --      9,172
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                    $2,769     14,077    162,146     239,182    (36,644)          --        (450)   381,080
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                $2,516     14,095    155,748     253,727    (18,952)     (18,068)       (300)   388,766

Net income                                      --         --         --      23,227         --           --          --     23,227
Stock issued under:
   Stock Option Plans                           --         11         75          --         --           --          --         86
   Employee Stock Purchase Plan                 --         10        260          --         --           --          --        270
Cash dividends declared:
   Preferred ($.84 per share)                   --         --         --      (2,121)        --           --          --     (2,121)
   Common ($.60 per share)                      --         --         --      (8,048)        --           --          --     (8,048)
Treasury stock purchase                         --         --         --          --         --      (24,420)         --    (24,420)
Changes in net unrealized holding loss
   on securities, net of income tax effect
   of ($4,406)                                  --         --         --          --     (6,548)          --          --     (6,548)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                    $2,516     14,116    156,083     266,785    (25,500)     (42,488)       (300)   371,212
- ------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                        6
ONBANCorp, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)

- ---------------------------------------------------------------------------------------------------------------------
                                                                                            For the Six Months Ended
                                                                                                1996         1995
- ---------------------------------------------------------------------------------------------------------------------
NET CASH  PROVIDED BY OPERATING ACTIVITIES                                                   $  27,322       49,522
- ---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
      Proceeds from sales of securities available for sale                                     415,561      765,856
      Proceeds from maturities of and principal collected on securities available for sale     112,252       51,685
      Proceeds from maturities of and principal collected on securities held to maturity       375,337      307,041
      Purchases of securities available for sale                                              (325,630)    (298,117)
      Purchases of securities held to maturity                                                (342,728)    (622,387)
      Net change in loans                                                                      (97,584)    (172,150)
      Net payment made for sale of branches                                                    (19,820)          --
      Purchases of premises and equipment                                                       (1,579)      (4,892)
      Proceeds from sale of building                                                               250           --
      Other                                                                                      2,933       33,079
- ---------------------------------------------------------------------------------------------------------------------
    NET CASH  PROVIDED IN INVESTING ACTIVITIES                                                 118,992       60,115
- ---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
      Net decrease in deposit accounts excluding time deposits                                 (15,985)     (83,855)
      Net increase (decrease) in time deposits                                                (146,188)       5,467
      Net decrease in repurchase agreements                                                    (68,830)    (257,406)
      Net increase in other borrowings                                                          84,875        4,023
      Advances from Federal Home Loan Bank                                                     156,717      770,757
      Repayment of advances from Federal Home Loan Bank                                       (245,059)    (540,000)
      Repayments of collateralized mortgage obligations                                         (1,179)        (920)
      Net proceeds from issuance of common stock                                                   356          408
      Purchase of treasury stock                                                               (23,104)          --
      Repurchase of preferred stock                                                                 --       (1,244)
      Cash dividends paid on common stock                                                       (8,140)      (7,872)
      Cash dividends paid on preferred stock                                                    (2,122)      (2,377)
- ---------------------------------------------------------------------------------------------------------------------
    NET CASH USED BY FINANCING ACTIVITIES                                                     (268,659)    (113,019)
- ---------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                     (122,345)      (3,382)
Cash and cash equivalents at beginning of period                                               285,244      173,964
- ---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                   $ 162,899      170,582
- ---------------------------------------------------------------------------------------------------------------------
Supplemental schedule of cash flow information: Cash paid during the period for:
      Interest                                                                                 113,814      135,135
      Income taxes                                                                              11,768       10,749
    Non-cash investing and financing activities:
      Securitization of mortgage loans                                                          34,788           --
      Mortgage loans transferred to other real estate owned                                      2,903        2,025
- ---------------------------------------------------------------------------------------------------------------------

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

         The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at June 30, 1996 and 1995 and the results of operations for the three and six months ended June 30, 1996 and 1995.

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

         Other real estate owned included both formally foreclosed and in-substance foreclosed real properties. In accordance with SFAS No. 114, a loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Prior to the adoption of SFAS No. 114 and SFAS No. 118, in-substance foreclosed properties included those properties where the borrower had little or no remaining equity in the property considering its fair value of remaining equity; where repayment was only expected to come from the operation or sale of the property; and where the borrower had effectively abandoned control of the property or it was doubtful that the borrower would be able to rebuild equity in the property.

        At June 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $8.4 million. Included in this amount is $7.1 million of impaired loans for which the related allowance for credit losses is $3.9 million. In addition, included in the total impaired loans at June 30, 1996 is $1.3 million of impaired loans that as a result of the adequacy of collateral values do not have an allowance for credit losses determined in accordance with SFAS No. 114. The average recorded investments in impaired loans during the six months ended June 30, 1996 was approximately $9.8 million.

         Impaired loans generally are included in non-performing loans, as non-accrual loans. Commercial type loans past due greater than 90 days and still accruing are generally not considered to be impaired as the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the delinquent period.

         For the six months ended June 30, 1996 the Company recognized interest income on those impaired loans of $222 thousand using the cash basis method of income recognition.

         Potential problem loans at June 30, 1996 amounted to $21.3 million. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrowers inability to comply with the present loan repayment terms. Of the $21.3 million in potential problem loans, $3.5 million are considered impaired under SFAS No. 114. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

(3)  Securities

         The following table sets forth securities available for sale as of June 30, 1996.


- --------------------------------------------------------------------------------
                                     Amortized     Gross Unrealized    Fair
(In Thousands)                          Cost       Gains     Losses    Value
- --------------------------------------------------------------------------------

Debt securities:
   U.S. Government obligations       $  4,537          4         91      4,450
   U.S. Government agencies            64,993         --      2,441     62,552
   Mortgage-backed securities         731,585      4,536      2,603    733,518
- --------------------------------------------------------------------------------
      Total debt securities           801,115      4,540      5,135    800,520
Equity securities:
   Common                                  13         --         --         13
   Federal Home Loan Bank              56,568         --         --     56,568
- --------------------------------------------------------------------------------
      Total equity securities          56,581         --         --     56,581
- --------------------------------------------------------------------------------
                                     $857,696      4,540      5,135    857,101
- --------------------------------------------------------------------------------

The following table sets forth securities held to maturity as of June 30, 1996.


- --------------------------------------------------------------------------------
                                   Amortized     Gross Unrealized          Fair
(In Thousands)                        Cost       Gains     Losses         Value
- --------------------------------------------------------------------------------

Debt securities:
   U.S. Government obligations    $   29,850        83        107         29,826
   U.S. Government agencies          159,499        --     11,085        148,414
   State and municipal                64,149     1,057        166         65,040
   Corporate and other                   438         7         --            445
   Mortgage-backed securities      1,494,190     3,413     30,145      1,467,458
- --------------------------------------------------------------------------------
      Total debt securities        1,748,126     4,560     41,503      1,711,183
   Unamortized holding loss on
      securities transferred         (41,945)
- --------------------------------------------------------------------------------
                                  $1,706,181
- --------------------------------------------------------------------------------

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

(4)  Shareholders' Equity

         In 1995 the Company repurchased and retired 301,800 shares of Series "B" Cumulative Convertible Preferred Stock at a cost of $8.360 million and repurchased 577,900 shares of Common Stock at a cost of $18.068 million. During the second quarter of 1996, the Company repurchased 752,200 shares of Common Stock at a cost of $24.420 million. In addition, the Company intends to continue to acquire up to an additional 797,800 fully diluted shares, both common and preferred, as market conditions permit.

         Primary earnings per share are based upon the weighted average number of common shares and common share equivalents outstanding, after provision for dividends on preferred shares. The average number of shares used to compute primary earnings per share was 13,328,531 and 14,224,092 for the three months ended June 30, 1996 and 1995, respectively; and 13,514,796 and 14,206,062 for the six months ended June 30, 1996 and 1995, respectively.

         Fully diluted earnings per share are based upon the weighted average number of common shares and common share equivalents outstanding and the assumed conversion of the preferred shares. The average number of shares used to compute fully diluted earnings per share was 15,288,626 and 16,422,523 for the three months ended June 30, 1996 and 1995, respectively; and 15,475,217 and 16,418,756 for the six months ended June 30, 1996 and 1995, respectively.

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

On June 28, 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistant application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The Company will prospectively adopt Statement 125 effective January 1, 1997, and the expected impact on the Company's consolidated financial statements is not material.

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

         Second quarter net income was $11.7 million compared to $10.1 million for the 1995 second quarter and first six months net income was $23.2 million compared to $20.1 million for the prior year period. Fully diluted net income per common share was $.76 compared to $.62 for the 1995 second quarter and 1996 first six months fully diluted net income per common share was $1.50 compared to $1.22 for the prior year period. Book value per common share was $24.11 at June 30, 1996 and December 31, 1995, and $22.15 at June 30, 1995. A regular dividend of $.30 per common share was declared for the second quarter of 1996 and paid on July 1, 1996. Regular dividends of $.60 per common share have been declared during the first six months of 1996. Return on average equity (ROE) was 12.3% and 12.1% for the three and six month periods ended June 30, 1996 compared to 10.7% and 10.8% for the respective prior year periods. Return on Average Assets
(ROA) was .89% and .87% for the three and six month periods ended June 30, 1996 compared to .64% for the respective prior year periods.


Net Interest Income

         Increasing core business activity has been a significant influence in year over year performance improvements. During the one year period ended June 30, 1996, commercial loans have increased by $124 million or 25% to $609 million and consumer loans increased by $87 million or 16% to $646 million. During the last year residential mortgage loans have increased slightly by $16 million to $1,116 million despite the fact that $243 million new loans were originated. To manage overall interest rate risk in a relatively low yield market rate environment $109 million of these originations were securitized or sold, thereby, moderating loan portfolio growth. Total assets declined by $ 1.2 billion or 18% to $5.3 billion as a result of selling securities and paying down borrowings during the last quarter of 1995 and first half of 1996. This decreased "wholesale" activity coupled with the increased "core banking" business have been primary factors affecting the increased net interest margin. During the second quarter of 1996 other non operating income was affected by a $2.9 million gain related to the sale of three small branches and a $1.3 millon loss on the sale of a building, both of which were non-recurring in nature.

          Net interest income was $37.3 million and $75.2 million for the three and six month periods ended June 30, 1996, compared to the $37.6 million and $75.0 million recorded in the respective prior year periods. Average loans of $2.315 billion for the first six months of 1996 were $274 million or 13% improved over the first six months of 1995 as a result of the Company's continuing focus on expanding loan generation. The yield on these average loans declined by .19% to 8.48% for the first six months of 1996 compared to the 8.67% for the prior year period. The volume of average securities for the first six months of 1996 declined to $2.704 billion or by $1.187 billion compared to the prior year period. The yield on these securities increased by .19% to 6.44% as a combined result of the reinvestment of part of the proceeds from the sale of securities during the fourth quarter 1995 repositioning and the scheduled repricing of certain adjustable-rate securities. Average securities decreased by more than the increase in average loans, therefore, average interest earning assets of $5.081 billion were $888 million less for the first six months of 1996 than for the first six months of 1995. The yield on total earning assets increased by .28% to 7.36% for the six months of 1996 compared to the first six months of 1995. The Company intends to continue its efforts to increase its core lending business as a percentage of overall earning assets.

         The average balance of savings deposits decreased by $67 million to $757 million for the first six months of 1996 compared to the prior year period. The cost of these deposits also decreased by .20% to 2.64% for the first six months of 1996 compared to the prior year period. Average time deposits increased $29 million to $2.164 billion for the first six months of 1996 compared to the first six months of 1995. The costs of these deposits also increased by .14% to 5.57% for the first six months ended June 30, 1996. The increase in time deposits was the result of increases in retail and municipal certificates of deposit being greater than the decrease in retail brokered certificates of deposit. Average interest bearing transaction accounts (Money market, NOW and escrow deposits) decreased $41 million to $529 million and the cost decreased .12% to 2.27% when comparing the first six months of 1996 to the first six months of 1995. The decrease in these accounts is mainly attributable to consumer preference for higher yielding certificates of deposit, as well as, alternative investments such as stocks and bonds. Average total interest bearing deposits decreased by $79 million to $3.450 billion for the first six months of 1996 compared to the first six months of 1995.

         Total average borrowings (including repurchase agreements) of $1.156 billion for the first six months of 1996 are $882 million or 43% less than the $2.038 billion for the first six months of 1995 reflecting the Company's strategy to reduce borrowings. The selective lengthening in maturities of borrowings during 1995 affected the costs of the borrowings with repurchase agreements increasing by .37% to 6.26% and other borrowings increasing .20% to 5.97% when comparing the first six months of 1996 to the first six months of 1995. The essentially flat slope of the yield curve in 1995 provided the opportunity for extending liabilities and thereby helping to protect against rising interest rates, however, the offset is that the Company's net interest income will not benefit as much from declining interest rates. As a result of the decreased volume of higher cost borrowings, the cost of total interest bearing liabilities decreased by .05% to 4.83% for the first six months of 1996 compared to the first six months of 1995.

         The effect of the increase in yield on earning assets of .28% and the decrease in cost of interest bearing liabilities of .05% resulted in the net interest spread increasing from 2.20% to 2.53% for the first six months of 1996 compared to the first six months of 1995. The effects of average interest bearing liabilities decreasing by more than interest earning assets resulted in the net interest margin, which is affected by the relative average balances of interest earning assets and interest bearing liabilities, increasing by .45% to 2.98% for the first six months of 1996 compared to the first six months of 1995.

         This table sets forth for the three months ended June 30, the average daily balances of the Company's major asset and liability items and the interest earned or paid thereon expressed in dollars and weighted average rates.

- ----------------------------------------------------------------------------------------------------------------------------
                                                                     1996                                1995
                                                      Average                  Yield\      Average                   Yield\
(Dollars in Thousands)                                Balance      Interest    Rate        Balance      Interest     Rate
- ----------------------------------------------------------------------------------------------------------------------------
Interest earning assets(1)
   Loans                                           $2,315,235       97,609      8.48%     2,041,282       87,713      8.67%
   Securities                                       2,703,789       86,613      6.44%     3,891,014      120,637      6.25%
   Federal funds sold and other                        62,425        1,636      5.27%        36,664        1,271      6.99%
- ----------------------------------------------------------------------------------------------------------------------------
      Total interest earning assets                 5,081,449      185,858      7.36%     5,968,960      209,621      7.08%
   Non-interest earning assets                        278,967                               328,106
- ----------------------------------------------------------------------------------------------------------------------------
      Total assets                                 $5,360,416                             6,297,066
- ----------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities
   Savings deposits                                   756,507        9,924      2.64%       823,754       11,585      2.84%
   Time deposits                                    2,164,363       59,955      5.57%     2,135,455       57,504      5.43%
   Money market accounts, NOW accounts,
         and escrow deposits                          528,645        5,978      2.27%       569,705        6,758      2.39%
- ----------------------------------------------------------------------------------------------------------------------------
      Total Deposits                                3,449,515       75,857      4.42%     3,528,914       75,847      4.33%
   Repurchase agreements                              337,200       10,499      6.26%       902,171       26,342      5.89%
   Other borrowings                                   818,988       24,298      5.97%     1,135,816       32,470      5.77%
- ----------------------------------------------------------------------------------------------------------------------------
      Total interest bearing liabilities            4,605,703      110,654      4.83%     5,566,901      134,659      4.88%
   Non-interest bearing deposits                      308,207                               290,159
   Non-interest bearing liabilities                    61,049                                65,223
- ----------------------------------------------------------------------------------------------------------------------------
      Total liabilities                             4,974,959                             5,922,283
   Shareholders' equity                               385,457                               374,783
- ----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity   $5,360,416                             6,297,066
   Net interest income                             $                75,204                                74,962
- ----------------------------------------------------------------------------------------------------------------------------
      Interest rate spread                                                      2.53%                                 2.20%
      Net interest margin(2)                                                    2.98%                                 2.53%
   Total interest earning assets to total interest
         bearing liabilities                                                    1.10X                                 1.07X
   Average equity to average assets                                             7.19%                                 5.95%
- ----------------------------------------------------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
                                                     1996 Compared to 1995
                                                      Increase (Decrease)
(Dollars in Thousands)                             Volume       Rate       Net
- --------------------------------------------------------------------------------

Interest earning assets
   Loans                                           $ 11,823    (1,927)    9,896
   Securities                                       (37,627)    3,603   (34,024)
   Federal funds sold and other                         735      (370)      365
- --------------------------------------------------------------------------------
      Total change in income from interest
      earning assets                                (25,069)    1,306   (23,763)
- --------------------------------------------------------------------------------

Interest bearing liabilities
   Savings deposits                                    (892)     (769)   (1,661)
   Time deposits                                        844     1,607     2,451
   Money market accounts, NOW accounts,
         and escrow deposits                           (460)     (320)     (780)
- --------------------------------------------------------------------------------
      Total change in interest expense on deposits     (508)      518        10
   Repurchase agreements                            (17,416)    1,573   (15,843)
   Other borrowings                                  (9,279)    1,107    (8,172)
- --------------------------------------------------------------------------------
      Total change in expense from interest
      bearing liabilities                           (27,203)    3,198   (24,005)
- --------------------------------------------------------------------------------
   Net interest income                             $  2,134    (1,892)      242
- --------------------------------------------------------------------------------


         Allowance for Loan Losses. Management's evaluation of the adequacy of the allowance takes into consideration the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions.

         Non-performing loans plus other real estate owned represented .60% of total assets at June 30, 1996. The Company's provision for loan losses of $2.0 million and $3.9 million for the three and six month periods ended June 30, 1996 increased from the $1.7 million and $3.4 million recorded in the respective prior year periods. These provisions reflect the increase in overall loan portfolio. The coverage ratio of allowance for loan losses to nonperforming loans increased from 119% at year-end 1995 to 140% at June 30, 1996. The allowance as a percent of gross loans was 1.6% at June 30, 1996. The ratio of delinquent loans as a percentage of gross loans was 1.1% at June 30, 1996. Loan quality remains strong at ONBANCorp.

         The following table sets forth the activity in the allowance for loan losses for the periods indicated:


- ---------------------------------------------------------------------------------------------------------------------------
                                                            June 30,     /-----------------December 31,-------------------/
(Dollars in Thousands)                                        1996       1995       1994       1993       1992       1991
- ---------------------------------------------------------------------------------------------------------------------------
Beginning balance                                           $34,583     33,775     32,717     31,722     13,064     10,937
Charge-offs
    Mortgage loans                                              861      3,749      3,706        748      1,623      1,687
    Commercial loans                                            147      1,437      1,746      7,303          8          6
    Other loans                                               1,184      2,405      2,686      3,684        639        726
- ---------------------------------------------------------------------------------------------------------------------------
Total charge-offs                                             2,192      7,591      8,138     11,735      2,270      2,419
- ---------------------------------------------------------------------------------------------------------------------------
Recoveries
    Mortgage loans                                              857        630        236          1         30         --
    Commercial loans                                            173        352        598      1,341          9         --
    Other loans                                                 232        627        724      1,091         93         86
- ---------------------------------------------------------------------------------------------------------------------------
Total recoveries                                              1,262      1,609      1,558      2,433        132         86
- ---------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                 930      5,982      6,580      9,302      2,138      2,333
- ---------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                     3,900      6,790      7,638     10,297      5,900      4,460
Allowance of combined banks                                      --         --         --         --     14,896         --
- ---------------------------------------------------------------------------------------------------------------------------
Ending balance                                              $37,553     34,583     33,775     32,717     31,722     13,064
- ---------------------------------------------------------------------------------------------------------------------------
    Ratio of net charge-offs to average loans
    outstanding                                                0.04%      0.28%      0.35%      0.47%      0.14%      0.15%
- ---------------------------------------------------------------------------------------------------------------------------

         The following table sets forth the allocation of the allowance for loan losses:

- ---------------------------------------------------------------------------------------------------------------------------
                                                            June 30,     /-----------------December 31,-------------------/
(Dollars in Thousands)                                        1996       1995       1994       1993       1992       1991
- ---------------------------------------------------------------------------------------------------------------------------
    Mortgage loans                                          $16,843     15,629     17,374     17,313     15,237      9,122
    Mortgage loans to total loans                             56.87%     59.36%     59.74%     60.89%     61.32%     72.22%
    Construction loans                                      $ 1,101      1,060        340        340        150         --
    Construction loans to total loans                          1.66%      2.30%      1.58%      1.64%      1.64%      1.21%
    Commercial loans                                        $12,304     11,801     10,676     10,856     10,774      1,067
    Commercial loans to total loans                           13.58%     11.68%     11.32%      9.53%      9.54%      1.72%
    Other loans                                             $ 7,305      6,093      5,385      4,208      5,561      2,875
    Other loans to total loans                                27.88%     26.66%     27.36%     27.94%     27.50%     24.85%
- ---------------------------------------------------------------------------------------------------------------------------
    Total allowance for loan losses                         $37,553     34,583     33,775     32,717     31,722     13,064
- ---------------------------------------------------------------------------------------------------------------------------

         The loan loss allowance allocation provided does not necessarily represent the total amount which may or may not be available for actual future losses in any one or more of the categories.

         The following table sets forth information with respect to loans delinquent for 90 days or more, restructured loans and other nonperforming assets:



- ---------------------------------------------------------------------------------------------------------------------------
                                                            June 30,     /-----------------December 31,-------------------/
(Dollars in Thousands)                                        1996       1995       1994       1993       1992       1991
- ---------------------------------------------------------------------------------------------------------------------------

Delinquent mortgage loans:
    Conventional                                            $11,913     12,340     12,691     11,436     13,275     10,940
    FHA and VA                                                  581        705        612        905      1,155      1,055
    Multi family and commercial                               7,517      9,063      8,591      7,546      7,864      3,735
- ---------------------------------------------------------------------------------------------------------------------------
Total delinquent mortgage loans                             $20,011     22,108     21,894     19,887     22,294     15,730
- ---------------------------------------------------------------------------------------------------------------------------

As a percentage of gross mortgage loans                         1.4%       1.5%       1.8%       1.7%       1.7%       1.4%
- ---------------------------------------------------------------------------------------------------------------------------
Delinquent commercial loans:                                $ 4,541      4,387      5,593      6,655      9,782        357
- ---------------------------------------------------------------------------------------------------------------------------
As a percentage of gross commercial loans                       1.4%       1.6%       2.5%       3.6%       4.9%       1.4%
- ---------------------------------------------------------------------------------------------------------------------------
Delinquent other loans:
    Home equity                                             $   807        738        720        414        528        389
    Guaranteed student                                          155        183        157         97        902      5,829
    Loans to individuals                                      1,266      1,542      1,396      1,651      1,815      1,033
- ---------------------------------------------------------------------------------------------------------------------------
Total delinquent other loans                                $ 2,228      2,463      2,273      2,162      3,245      7,251
- ---------------------------------------------------------------------------------------------------------------------------
As a percentage of gross other loans                            0.3%       0.4%       0.4%       0.4%       0.6%       1.9%
- ---------------------------------------------------------------------------------------------------------------------------
Delinquent loans as a percentage of gross loans                 1.1%       1.2%       1.5%       1.5%       1.7%       1.5%
- ---------------------------------------------------------------------------------------------------------------------------
Nonperforming loans:
    Non-accrual loans                                       $21,602     23,580     22,525     25,381     30,236     14,999
    Accruing loans delinquent 90 days or more                 2,315      2,586      2,386      3,323      5,085      8,339
    Restructured loans                                        2,863      2,792      4,849      5,559      4,053      7,991
- ---------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                    26,780     28,958     29,760     34,263     39,374     31,329
Other nonperforming assets:
    Other real estate owned                                   4,123      4,019      5,431     10,719     17,332      6,893
    Repossessed assets                                          754        441        335        666        327        210
- ---------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                  $31,657     33,418     35,526     45,648     57,033     38,432
- ---------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of non-
    performing loans                                         140.23%    119.42%    113.49%     95.49%     80.57%     41.70%

Nonperforming assets as a percentage of total
    assets                                                     0.60%      0.60%      0.53%      0.79%      1.21%      1.13%
- ---------------------------------------------------------------------------------------------------------------------------

Other Operating Income

         Other operating income, which is generated by mortgage banking activities, service charges, security transactions and miscellaneous other sources, increased by $1.8 million and $3.6 million for the three and six month periods ended June 30, 1996 compared to the respective prior year periods.

         Mortgage banking income increased by $.5 million and $.6 million for the three and six month periods ended June 30, 1996 compared to the respective prior year periods. Adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" in 1996 increased mortgage banking income by $.5 million year to date. The volume of loans serviced for others decreased from $1.167 billion at June 30, 1995 to $1.104 billion at June 30, 1996.

         Service charges increased $.5 million or 12% and $1.1 million or 15% for the three and six month periods ended June 30, 1996 compared to the respective prior year periods. Increasing volumes of commercial banking business and the associated fees are primarily responsible for these increases. The Company intends to continue to emphasize the growth of "core" commercial banking in the form of deposit growth and electronic fee generated business. For example, OnBank & Trust Co. became the sole provider of ATM's at twenty-six New York State Thruway Service Areas during the second half of 1995.

         Gains on the sale of securities decreased by $.9 million and $.1 million in the three and six month periods ended June 30, 1996 compared to the respective prior year periods. These gains generally reflect the sale of selected available-for-sale securities associated with the securities downsizing strategy.

         Other income of $2.7 million for the three months ended June 30, 1996 includes non-recurring items of a $2.9 million gain on sale of three small branches and a $1.3 million loss on sale of a building. Continuing to increase other operating income in the future is a strategic goal of the Company. The primary sources of the increases are targeted in the retail and commercial banking areas along with electronic banking.

Other Operating Expenses

         Second quarter and six month operating expenses are $.1 million less than the prior year periods. A decrease of FDIC insurance premiums of $3.0 million for the six month period of 1996 compared to the prior year period was offset by $.5 million of one-time borrowing prepayment penalties and $2.4 million increase in overall operating expenses associated with increased volume of banking activity. When compared to almost any peer group the Company's expenses to average assets ratio of 1.97% for the first six months of 1996 is favorable. Other operating expenses are expected to decrease slightly during the third quarter of 1996 reflecting the decrease in operating expenses related to the second quarter sale of branches and building.

Contingencies

         Congress currently has proposed legislation to recapitalize the Savings Association Insurance Fund. If enacted in its current form, the Banks' one-time FDIC assessment would be approximately $7.0 million. Proposed legislation would also repeal the bad debt methods currently available to thrift institutions, requiring the Company to recapture a portion of their existing bad debt reserves. The aggregate potential Federal and state tax expense resulting from recapture would be approximately $5.6 million. There is no assurance that this pending legislation will be enacted into law, therefore, the FASB has stated that the charge to earnings must be recorded in the period enacted. Accordingly, the Company has made no accrual for these potential obligations, however, it is expected that the bad debt recapture will be enacted in the third quarter of 1996 and that this one-time government mandated charge will be incurred in this period.

Dividends

         Payments of dividends by ONBANCorp on its common and preferred stock is subject to various regulatory and tax restrictions. During the three and six month periods ended June 30, 1996 the Company declared dividends of $.30 and $.60 respectively, per common share amounting to $3.9 million and $8.0 million respectively. For the same periods the Company declared dividends of $.42 and $.84 respectively, per preferred share amounting to $1.1 million and $2.1 million respectively. These dividends were paid in April and July of 1996 to appropriate shareholders of record.

Liquidity

         ONBANCorp's liquidity should be sufficient to meet normal transaction requirements and flexible enough to take advantage of market opportunities and to react to other liquidity needs. Net cash provided by operating activities decreased to $27 million for the first six months of 1996 from $50 million for the prior year period. Investing activities provided $119 million with proceeds from sales, maturities and principal collected on securities exceeding purchases of securities by $235 million, partially offset by the funding of loans and branch sale. The major use of financing activity funds was to reduce advances from Federal Home Loan Bank and fund the decrease in time deposits, with total uses of cash from financing activities totaling $269 million. Cash and cash equivalents of $163 million at June 30, 1996 were $8 million less than at June 30, 1995.

Shareholders' Equity and Capital Adequacy

         The capital to asset ratio was 7.0% on June 30, 1996 as measured by shareholders' equity of $371 million and assets of $5.290 billion. ONBANCorp's capital ratios exceed all regulatory requirements including the total risk adjust capital ratio of 15.1% which is almost double the regulatory requirements of 8.0%. The current share repurchase program is expected to continue during the third quarter and will result in fewer shares of common stock outstanding at September 30, 1996 than at June 30, 1996. It is currently expected that the current share repurchase program will be completed prior to year-end 1996.

PART II.   OTHER INFORMATION
           -----------------

               Item 4:  Submission of Matters to Vote of Security Holders.

                    On April 23, 1996 the Company held its 1996 Annual Meeting of Shareholders (the "Meeting"). The results of voting at the Meeting by the shareholders in connection with certain matters, including the election of a class of directors and six shareholder proposals, were described in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 1996 and incorporated by reference herein.



         Item 6:  Exhibits and Reports on Form 8-K

                  (a) Exhibits. The following exhibits are filed as part of this quarterly report on Form 10Q.


                       No.                     Exhibit
                       ---                     -------

                       11        Computation of Per Share Earnings

                       27        Selected Financial Data


                  (b)  Reports on Form 8-K

             During the quarter ended June 30, 1996, the Registrant filed one Form 8-K, date of report April 23, 1996, announcing the results of voting at the Annual Meeting of Shareholders in connection with (i) the election of a class of directors, (ii) the ratification of the appointment of KPMG Peat Marwick, LLP as the Company's independent auditors for the fiscal year ending December 31, 1996, and (iii) six shareholder proposals, which were described in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 1996 and incorporated by reference herein.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ONBANCorp, INC.




                                              /s/ Robert J. Bennett
                                              --------------------------------
DATE:  August 12, 1996                        Robert J. Bennett
                                              Chairman, President
                                              and Chief Executive Officer



                                              /s/ Robert J. Berger
                                              --------------------------------
DATE:  August 12, 1996                        Robert J. Berger
                                              Senior Vice President, Treasurer
                                              and Chief Financial Officer

                                       21
                                                                      EXHIBIT 11

                                  Earnings Per Share Computations
                           (thousands of dollars, except per share data)

                                                                     For the Three Months Ended          For the Six Months Ended
                                                                           Ended June 30,                    Ended June 30,
                                                                       1996              1995            1996              1995
                                                               ------------------------------------  -------------------------------
Primary Earnings Per Share
Earnings available for common shares and common stock
   equivalent shares deemed to have a dilutive effect:
   Earnings from operations ....................................    $    11,661           10,136           23,227           20,061

   Provision for cash dividends on preferred
      stock (Series B) .........................................         (1,061)          (1,189)          (2,121)          (2,377)
                                                                    -----------       ----------       ----------       ----------
Net earnings available for common shares
   and common stock equivalent shares deemed
   to have a dilutive effect ...................................    $    10,600            8,947           21,106           17,684
                                                                    -----------       ----------       ----------       ----------

Primary earnings per share .....................................    $      0.80             0.63             1.56             1.24
                                                                    -----------       ----------       ----------       ----------

Shares Used in Computation
Weighted average common shares outstanding
   (net of treasury shares) ....................................     13,147,457       14,072,789       13,332,060       14,065,411
Common stock equivalents .......................................        181,074          151,303          182,736          140,651
                                                                    -----------       ----------       ----------       ----------

Total common shares and common stock
   equivalent shares deemed to have a dilutive
   effect ......................................................     13,328,531       14,224,092       13,514,796       14,206,062
                                                                    -----------       ----------       ----------       ----------

Fully Diluted Earnings Per Share
Net earnings available for common shares
   and common stock equivalent shares deemed
   to have a dilutive effect ...................................         11,661           10,136           23,227           20,061
                                                                    -----------       ----------       ----------       ----------

Fully diluted earnings per share ...............................    $      0.76             0.62             1.50             1.22
                                                                    -----------       ----------       ----------       ----------

Shares Used in Computation
Total common shares and common stock
   equivalent shares deemed to have a dilutive
   effect ......................................................     13,328,531       14,224,092       13,514,796       14,206,062
Additional potentially dilutive securities
  (equivalent in common stock):
      Convertible preferred stock (Series B) ...................      1,959,268        2,188,646        1,959,268        2,191,465
      Stock options ............................................            827            9,785            1,153           21,229
                                                                    -----------       ----------       ----------       ----------
          Total ................................................     15,288,626       16,422,523       15,475,217       16,418,756
                                                                    -----------       ----------       ----------       ----------

Summary of Cash Dividends Declared Per Share
Preferred-Series B .............................................            .42              .42              .84              .84
Common .........................................................            .30              .28             . 60              .56