Form 10-Q
period 1996-09-30
ONBANCORP INC
filed 1996-11-12
CIK 846609

_______________________________________________________________________________



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    FORM 10-Q
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1996 COMMISSION FILE NO.: 0-18011



                               ONBANCorp, Inc.
                               ---------------
            (Exact name of registrant as specified in its charter)


          Delaware                                    16-1345830
         ----------                                  ------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


               101 South Salina Street, Syracuse, New York 13202
               --------------------------------------------------
               (Address of principal executive office and Zip Code)


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

                        YES    X          NO
                           ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock, par value $1.00 per share                     12,332,811
----------------------------------------                    -----------
        (Title of Class)                                (Shares Outstanding)





_______________________________________________________________________________


                        This report contains 20 pages

                         ONBANCorp, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX



PART I.  FINANCIAL INFORMATION
                                                                          PAGE
                                                                          ----
     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets
             September 30, 1996, December 31, 1995, and
             September 30, 1995..........................                  3

          Condensed Consolidated Statements of Income
            for the Three Months and Nine Months ended
            September 30, 1996 and 1995 .................                  4

          Condensed Consolidated Statements of Changes in
            Shareholders' Equity for the Nine Months ended
            September 30, 1996 and 1995..................                  5

          Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended September 30, 1996
            and 1995.....................................                  6

          Notes to Condensed Consolidated Financial
            Statements...................................                7 - 10


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........               11 - 17


PART II.  OTHER INFORMATION.............................                   18

Signatures..............................................                   19

ONBANCorp, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)

------------------------------------------------------------------------------------------------------
                                                         September 30,   December 31,   September 30,
                                                             1996            1995           1995
------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                   $  166,598       150,621        131,022
Federal funds sold and other                                  13,390       134,623         29,378
Securities:
 Trading                                                       1,727         1,790          5,606
 Available for sale                                          828,454       978,361        698,158
 Held to maturity, fair value of $1,688,049
   at September 30, 1996, $1,797,286 at
   December 31, 1995 and $3,278,955
   at September 30, 1995                                   1,678,030     1,761,692      3,245,923
------------------------------------------------------------------------------------------------------
    Total securities                                       2,508,211     2,741,843      3,949,687
------------------------------------------------------------------------------------------------------
Loans:
 Portfolio, net of premium and discount                    2,386,956     2,288,990      2,222,974
 Allowance for loan losses                                   (38,541)      (34,583)       (35,146)
    Net loans                                              2,348,415     2,254,407      2,187,828
Loans available for sale                                      90,333        40,137         42,812
Premises and equipment, net                                   62,845        66,549         66,114
Due from brokers                                              56,299        65,205             25
Other assets                                                 112,502       113,674        138,332
------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                          $5,358,593     5,567,059      6,545,198
------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits:
  Non-interest bearing                                       345,146       320,140        303,478
  Interest bearing:
   Savings, NOW and money market                           1,245,875     1,291,952      1,331,844
   Time deposits less than $100,000                        1,659,425     1,671,027      1,738,991
   Time deposits $100,000 and greater                        578,163       525,154        451,527
    Total deposits                                         3,828,609     3,808,273      3,825,840
 Repurchase agreements                                       257,670       361,617        867,823
 Other borrowings                                            809,760       903,370      1,291,560
 Due to brokers                                               35,692        43,951         93,660
 Other liabilities                                            67,179        61,082         84,481
------------------------------------------------------------------------------------------------------
    Total liabilities                                      4,998,910     5,178,293      6,163,364
------------------------------------------------------------------------------------------------------
Shareholders' equity:
 Preferred stock, Series B 6.75% Cummulative
     Convertible; par value $1.00 per share;
     10,000,000 shares authorized; issued and
     outstanding: 2,479,415 at September 30, 1996;
     2,515,700 at December 31, 1995; 2,608,800
     at September 30, 1995; aggregate liquidation
     value $61,985 at September 30, 1996                       2,479         2,516          2,609
 Common stock, par value $1.00 per share;
   56,000,000 shares authorized; shares issued:
   September 30, 1996 - 14,130,011; December 31, 1995 -       14,130        14,095         14,085
   14,095,499; September 30, 1995 - 14,084,991
 Additional paid-in capital                                  155,345       155,748        157,993
 Retained earnings                                           269,431       253,727        246,868
 Net unrealized holding loss on securities, net of
  deferred taxes                                             (23,854)      (18,952)       (33,045)
 Treasury stock, at cost, 1,797,200 shares at
  September 30, 1996, 577,900 at December 31, 1995,
  216,300 at September 30, 1995                              (57,698)      (18,068)        (6,376)
 Guarantee of ESOP indebtedness                                 (150)         (300)          (300)
------------------------------------------------------------------------------------------------------
    Total shareholders' equity                               359,683       388,766        381,834
------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 5,358,593     5,567,059      6,545,198
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

ONBANCorp, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except Share Data)

-----------------------------------------------------------------------------------------------------------------
                                                             For the Three Months          For the Nine Months
                                                              Ended September 30,           Ended September 30,
                                                              1996         1995             1996         1995
-----------------------------------------------------------------------------------------------------------------

Interest income:
 Loans                                               $      51,146         47,794        148,755        135,507
 Securities                                                 41,359         64,055        127,972        184,692
 Federal funds sold and other                                  746            621          2,382          1,892
-----------------------------------------------------------------------------------------------------------------
   Total interest income                                    93,251        112,470        279,109        322,091
-----------------------------------------------------------------------------------------------------------------
Interest expense:
 Deposits                                                   38,295         39,902        114,152        115,749
 Borrowings:
  Repurchase agreements                                      4,304         13,906         14,803         40,248
  Other                                                     12,189         19,848         36,487         52,318
-----------------------------------------------------------------------------------------------------------------
   Total interest expense                                   54,788         73,656        165,442        208,315
-----------------------------------------------------------------------------------------------------------------
    Net interest income                                     38,463         38,814        113,667        113,776
Provision for loan losses                                    1,950          1,610          5,850          4,990
-----------------------------------------------------------------------------------------------------------------
    Net interest income after provision for loan losses     36,513         37,204        107,817        108,786
-----------------------------------------------------------------------------------------------------------------
Other operating income:
 Mortgage banking                                              854          1,247          2,670          2,441
 Service charges                                             4,884          3,881         13,727         11,385
 Net gain on securities transactions                         3,096            104          5,733          2,874
 Other                                                       1,541          1,307          5,751          3,761
-----------------------------------------------------------------------------------------------------------------
   Total other operating income                             10,375          6,539         27,881         20,461
-----------------------------------------------------------------------------------------------------------------
Other operating expenses:
 Salaries and employee benefits                             10,490         10,219         31,688         30,424
 Building, occupancy and equipment                           4,481          4,112         13,724         13,227
 Deposit insurance premiums                                  7,956            602          9,340          4,944
 Contracted data processing                                  2,731          2,475          8,056          7,248
 Legal and financial services                                  811            697          2,713          2,470
 Other                                                       6,163          5,913         19,514         18,191
-----------------------------------------------------------------------------------------------------------------
   Total other operating expenses                           32,632         24,018         85,035         76,504
-----------------------------------------------------------------------------------------------------------------
    Income before income taxes                              14,256         19,725         50,663         52,743
Income taxes                                                 6,966          7,059         20,146         20,016
-----------------------------------------------------------------------------------------------------------------
    Net income                                       $       7,290         12,666         30,517         32,727
-----------------------------------------------------------------------------------------------------------------

Income  per common share:
 Primary                                             $         0.49           0.82           2.06           2.06
 Fully diluted                                                 0.49           0.78           2.00           2.00
-----------------------------------------------------------------------------------------------------------------

 See accompanying notes to condensed consolidated financial statements.

ONBANCorp, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity (In Thousands, Except Share Data)



--------------------------------------------------------------------------------------------------------------------------------
                                                                                         Net
                                                                                      Unrealized
                                                                Additional              Holding             Guarantee of
                                             Preferred  Common   Paid-in    Retained   Loss on                  ESOP
                                               Stock    Stock    Capital    Earnings  Securities  Treasury  Indebtedness  Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                  $   2,818  14,050  162,960    229,374    (45,816)         0       (450)  362,936

Net income                                            0       0        0     32,727           0         0          0    32,727
Stock issued under:
   Stock Option Plans                                 0      18      158           0         0          0          0       176
   Employee Stock Purchase Plan                       0      17      354           0         0          0          0       371
Cash dividends declared:
   Preferred ($1.27 per share)                        0       0        0      (3,460)        0          0          0    (3,460)
   Common ($.84 per share)                            0       0        0     (11,773)        0          0          0   (11,773)
Preferred stock repurchase                         (209)      0   (5,479)          0         0          0          0    (5,688)
Treasury stock purchase                               0       0        0           0    (6,376)         0          0    (6,376)
Employee Stock Ownership Plan
  loan repayment                                      0       0        0           0         0          0        150       150
Change in net unrealized holding loss
   on securities, net of income tax effect
   of $8,514                                          0       0        0           0    12,771          0          0    12,771
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                 $   2,609  14,085  157,993     246,868   (33,045)    (6,376)      (300)  381,834
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                  $   2,516  14,095  155,748     253,727   (18,952)   (18,068)      (300)  388,766

Net income                                            0       0        0      30,517         0          0          0    30,517
Stock issued under:
   Stock Option Plans                                 0      21      143           0         0          0          0       164
   Employee Stock Purchase Plan                       0      14      380           0         0          0          0       394
Cash dividends declared:
   Preferred ($1.27 per share)                        0       0        0      (3,167)        0          0          0    (3,167)
   Common ($.90 per share)                            0       0        0     (11,646)        0          0          0   (11,646)
Treasury stock purchase                               0       0        0           0         0    (39,630)         0   (39,630)
Preferred stock repurchase                          (37)      0     (926)          0         0          0          0      (963)
Employee Stock Ownership Plan loan repayment          0       0        0           0         0          0        150       150
Change in net unrealized holding loss
   on securities, net of income tax effect
   of ($3,269)                                        0       0        0           0    (4,902)         0          0    (4,902)
--------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1996                 $   2,479  14,130  155,345     269,431   (23,854)   (57,698)      (150)  359,683
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

ONBANCorp, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)



--------------------------------------------------------------------------------------
                                                            For the Nine Months
                                                            Ended September 30,
                                                           1996             1995
--------------------------------------------------------------------------------------
NET CASH  PROVIDED (USED) BY OPERATING ACTIVITIES        $ (6,224)         95,003
--------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale     510,947         768,274
 Proceeds from sales of securities held to maturity         4,089               0
 Proceeds from maturities of and principal collected
   on securities available for sale                       153,230         249,300
 Proceeds from maturities of and principal collected
   on securities held to maturity                         524,524         540,122
 Purchases of securities available for sale              (476,822)       (498,216)
 Purchases of securities held to maturity                (480,182)       (752,584)
 Net change in loans                                     (117,359)       (254,776)
 Net payment made for sale of branches                    (19,820)              0
 Purchases of premises and equipment                       (3,116)         (9,382)
 Proceeds from sale of building                               250               0
 Other                                                      4,060           4,910
--------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                  99,801          47,648
--------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Net decrease in deposit accounts excluding
  time deposits                                            (8,511)       (116,597)
 Net increase in time deposits                             62,530         149,094
 Net decrease in repurchase agreements                   (103,947)       (294,606)
 Net increase (decrease) in other borrowings               43,382         (28,436)
 Advances from Federal Home Loan Bank                     266,717         895,064
 Repayment of advances from Federal Home Loan Bank       (401,907)       (732,021)
 Repayments of collateralized mortgage obligations         (1,802)         (1,819)
 Net proceeds from issuance of common stock                   558             547
 Purchase of treasury stock                               (39,630)         (6,376)
 Repurchase of preferred stock                               (963)         (5,688)
 Cash dividends paid on common stock                      (12,077)        (11,822)
 Cash dividends paid on preferred stock                    (3,183)         (3,555)
--------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                    (198,833)       (156,215)
--------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                (105,256)        (13,564)
Cash and cash equivalents at beginning of period          285,244         173,964
--------------------------------------------------------------------------------------

Cash and cash equivalents at end of period               $179,988         160,400
--------------------------------------------------------------------------------------

Supplemental schedule of cash flow information:

 Interest                                                 166,554         204,135
 Income taxes                                              17,624          19,480
 Securitization of mortgage loans                          44,083          10,518
 Mortgage loans transferred to other
  real estate owned                                         4,140           3,370
--------------------------------------------------------------------------------------

  See accompaning notes to condensed consolidated financial statements.

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

     The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at September 30, 1996 and 1995 and the results of operations for the three and nine months ended September 30, 1996 and 1995.

     Certain reclassifications have been made to prior period amounts for consistency in reporting.


(2)  LOANS

     The Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114 ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN as amended by SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN -- INCOME AND DISCLOSURE. These statements prescribe recognition criteria for loan impairment, generally related to commercial type loans, and measurement methods for certain impaired loans and all loans whose terms are modified in troubled debt restructuring subsequent to the adoption of these statements. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement.

     As of January 1, 1995, the Company has adopted the provisions of SFAS No. 114 and SFAS No. 118 and has provided the required disclosures. The effect of adoption was not material to the consolidated financial statements. As of January 1, 1995, all of the Company's in-substance foreclosed assets were reclassified into impaired loan status as required by SFAS No. 114. For all prior periods presented, all amounts related to in-substance foreclosures have also been reclassified. These reclassifications did not impact the Company's consolidated financial condition or results of operations.

     As a result of the adoption of SFAS No. 114, the allowance for possible loan losses related to impaired loans that are identified for evaluation in accordance with SFAS No. 114 is based on the present value of expected cash flows discounted at the loan's initial effective interest rate, except that as a practical expedient, impairment may be measured at the loan's observable market price, or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent. The Company considers estimated costs to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans. Prior to the adoption of SFAS No. 114 and 118, the allowance for possible loan losses related to these loans was based on estimated undiscounted cash flows or the fair value of the collateral, less estimated costs to sell for collateral dependent loans.

     At September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $9.1 million. Included in this amount is $7.8 million of impaired loans for which the related allowance for credit losses is $4.1 million. In addition, included in the total impaired loans at September 30, 1996 is $1.3 million of impaired loans that as a result of the adequacy of collateral values do not have an allowance for credit losses determined in accordance with SFAS No. 114. The average recorded investments in impaired loans during the nine months ended September 30, 1996 was approximately $9.6 million.

     Impaired loans generally are included in non-performing loans, as non-accrual loans. Commercial type loans past due greater than 90 days and still accruing are generally not considered to be impaired as the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the delinquent period.

     For the nine months ended September 30, 1996, the Company recognized interest income on those impaired loans of $278 thousand using the cash basis method of income recognition.

     Potential problem loans at September 30, 1996 amounted to $18.1 million. Potential problem loans are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrower's inability to comply with the present loan repayment terms. Of the $18.1 million in potential problem loans, $4.1 million are considered impaired under SFAS No.
114. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

(3)  SECURITIES


     The following table sets forth securities available for sale as of September 30, 1996.

-------------------------------------------------------------------------------
                                  Amortized      Gross   Unrealized     Fair
(In Thousands)                       Cost        Gains     Losses      Value
-------------------------------------------------------------------------------
Debt securities:
   U.S. Government obligations     $  4,493          4          77        4,420
   U.S. Government agencies          64,994          7       1,770       63,231
   Mortgage-backed securities       712,307      4,253       2,256      714,304
-------------------------------------------------------------------------------
      Total debt securities         781,794      4,264       4,103      781,955
Equity securities:
   Common                                13        -           -             13
   Federal Home Loan Bank            46,486        -           -         46,486
-------------------------------------------------------------------------------
      Total equity securities        46,499        -           -         46,499
-------------------------------------------------------------------------------
                                   $828,293      4,264       4,103      828,454
-------------------------------------------------------------------------------



     The following table sets forth securities held to maturity as of September 30, 1996.

-------------------------------------------------------------------------------
                                  Amortized      Gross   Unrealized     Fair
(In Thousands)                       Cost        Gains     Losses      Value
-------------------------------------------------------------------------------
Debt securities:
   U.S. Government obligations   $   29,563        220         55       29,728
   U.S. Government agencies         159,489        -        9,376      150,113
   State and municipal               65,429      1,132         92       66,469
   Corporate and other                  392          7        -            399
   Mortgage-backed securities     1,463,078      4,188     25,926    1,441,340
-------------------------------------------------------------------------------
      Total debt securities       1,717,951      5,547     35,449    1,688,049
   Unamortized holding loss on
      securities transferred        (39,921)
-------------------------------------------------------------------------------
                                 $1,678,030
-------------------------------------------------------------------------------

     The difference between the amortized cost and the fair value of both the available for sale and the held to maturity categories of securities represents the change in value related to interest rate fluctuations which occurred following the purchase of these securities. These differences will disappear as the assets prepay or mature and are considered to be temporary in nature. There is minimal credit risk associated with the portfolio given its secured nature. Approximately one-third of the total portfolio is available for sale, and therefore, a relatively instantaneous source of liquidity. The held to maturity portfolio also provides ongoing liquidity given the amortizing nature of the securities. The major uncertainty relative to this portfolio which is predominantly mortgage-backed securities, is prepayment risk. Accelerating or decelerating prepayments affect the cash flows and hence the yield on these securities. These factors are taken into consideration when the assets are acquired and are periodically monitored.

     Pursuant to SFAS No. 115, the Company sold $4.3 million held to maturity security at a loss of $41 thousand during the third quarter of 1996, due to a significant deterioration in the issuer's creditworthiness.

(4)  SHAREHOLDERS' EQUITY

     In 1995 the Company repurchased and retired 301,800 shares of Series "B" Cumulative Convertible Preferred Stock at a cost of $8.360 million and repurchased 577,900 shares of Common Stock at a cost of $18.068 million. In 1996, the Company repurchased and retired 35,860 shares of Series "B" Cumulative Convertible Preferred Stock at a cost of $.963 million and repurchased 1,219,300 shares of Common Stock at a cost of $39.630 million.
In addition, the Company intends to continue to acquire up to an additional 302,765 fully diluted shares, both common and preferred, as market conditions permit.

 (5) OTHER ACCOUNTING ISSUES

     On January 1, 1996, the Company adopted SFAS No. 122, Accounting for Mortgage Servicing Rights on a prospective basis. SFAS No. 122 requires the Company to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired, and also requires the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS 122 has increased mortgage banking income by $650 thousand for the nine months ended September 30, 1996.

     On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation which encourages, but does not require, companies to use a fair value based method of determining compensation cost for grants of stock options under stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). Under APB 25, no compensation cost is recorded as options are granted by the Company at a purchase price not less than the fair market value of the common stock on the date of the grant. Companies electing to continue accounting under the provisions of APB 25 are required to present pro forma disclosures of net income and net income per share for each period in which a complete set of financial statements are presented.

     On September 28, 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The Company will prospectively adopt SFAS No. 125 effective January 1, 1997, and the expected impact on the Company's consolidated financial statements is not material.

                       ONBANCorp, INC.  AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     ONBANCorp, Inc.'s ("ONBANCorp" or "the Company") results of operations are dependent upon the results of operations of its wholly owned subsidiary banks: OnBank & Trust Co., Franklin First Savings Bank and OnBank ("the Banks").

    Third quarter net income was $7.3 million compared to $12.7 million for the 1995 third quarter and first nine months net income was $30.5 million compared to $32.7 million for the prior year period. Like many U.S. banks, these earnings were significantly impacted by one-time thrift industry related charges, which were federally mandated in the quarter ended September 30, 1996. The one-time charges were a $7.3 million SAIF deposit insurance premium and a $1.9 million tax on thrift bad debt reserves, which were partially offset by September 1996 securities gains of $3.1 million. The effect of these items was a reduction of net income of $5.1 million or $.35 per share. Fully diluted net income per common share was $.49 compared to $.78 for the 1995 third quarter and $2.00 for the first nine months of 1996 and 1995. Return on Average Equity (ROE) was 7.8% and 10.7% for the three and nine months ended September 30, 1996 compared to 13.1% and 11.6% for the respective prior year periods. Return on Average Assets (ROA) was .55% and
 .76% for the three and nine months ended September 30, 1996 compared to .78% and .69% for the respective prior year periods. As adjusted for net one-time charges of $5.1 million, ROE was 13.3% and 12.5% for the three and nine months ended September 30, 1996 and ROA was .94% and .89% for the respective periods.

      Book value per common share was $24.14 at September 30, 1996, $24.11 at December 31, 1995, and $22.83 at September 30, 1995. A regular dividend of $.30 per common share was declared for the third quarter of 1996 and paid on October 1, 1996. Regular dividends of $.90 per common share have been declared during the first nine months of 1996.


NET INTEREST INCOME

     Increasing core business activity has been a significant influence in year over year performance improvements. During the one year period ended September 30, 1996, commercial loans have increased by $98 million or 18% to $646 million and consumer loans increased by $107 million or 18% to $688 million. During the last year the residential mortgage loan portfolio has decreased slightly by $43 million to $1,053 million despite the fact that $214 million new loans were originated. To manage overall interest rate risk in a relatively low yield market rate environment, $104 million of these originations were securitized or sold, thereby, moderating loan portfolio growth. Total assets declined by $1.2 billion or 18% to $5.4 billion as a result of selling securities and paying down borrowings during the last quarter of 1995 and first half of 1996. This decreased "wholesale" activity coupled with the increased "core banking" business have been primary factors affecting the increased net interest margin.

      Net interest income was $38.5 million and $113.7 million for the three and nine month periods ended September 30, 1996, compared to the $38.8 million and $113.8 million recorded in the respective prior year periods. Average loans of $2.344 billion for the first nine months of 1996 were $254 million or 12% improved over the first nine months of 1995 as a result of the Company s continuing focus on expanding loan generation. The yield on these average loans declined by .19% to 8.48% for the first nine months of 1996 compared to the 8.67% for the prior year period. The volume of average securities for the first nine months of 1996 declined to $2.636 billion or by $1.260 billion compared to the prior year period. The yield on these securities increased by .14% to 6.48% as a combined result of the reinvestment of part of the proceeds from the sale of securities during the fourth quarter 1995, repositioning and the scheduled repricing of certain adjustable-rate securities. Average securities decreased by more than the increase in average loans, therefore, average interest earning assets of $5.037 billion were $988 million less for the first nine months of 1996 than for the first nine months of 1995. The yield on total earning assets increased by .25% to 7.40% for the nine months of 1996 compared to the first nine months of 1995. The Company intends to continue its efforts to increase its core lending business as a percentage of overall earning assets.

     The average balance of savings deposits decreased by $69 million to $747 million for the first nine months of 1996 compared to the prior year period. The cost of these deposits also decreased by .22% to 2.62% for the first nine months of 1996 compared to the prior year period. Average time deposits increased $35 million to $2.171 billion for the first nine months of 1996 compared to the first nine months of 1995. The costs of these deposits also increased by .03% to 5.56% for the first nine months ended September 30, 1996 compared to the prior year period. The increase in time deposits was the result of increases in retail and municipal certificates of deposit being greater than the decrease in retail brokered certificates of deposit. Average interest bearing transaction accounts (Money market, NOW and escrow deposits) decreased $31 million to $529 million and the cost decreased .09% to 2.32% when comparing the first nine months of 1996 to the first nine months of 1995. The decrease in these accounts is mainly attributable to consumer preference for higher yielding certificates of deposit, as well as, alternative investments such as stocks and bonds. Average total interest bearing deposits decreased by $65 million to $3.447 billion for the first nine months of 1996 compared to the first nine months of 1995. Also contributing in an indirect manner to the decrease in interest bearing deposits was the increase of $20 million in non-interest bearing deposits. The Banks intend to continue to emphasize increasing the balances in non-interest bearing deposits.

     Total average borrowings (including repurchase agreements) of $1.123 billion for the first nine months of 1996 are $974 million or 46% less than the $2.097 billion for the first nine months of 1995 reflecting the Company's strategy to reduce borrowings. The selective lengthening in maturities of borrowings during 1995 affected the costs of the borrowings with repurchase agreements increasing by .30% to 6.27% and other borrowings increasing .18% to 6.03% when comparing the first nine months of 1996 to the first nine months of 1995. The essentially flat slope of the yield curve in 1995 provided the opportunity for extending liabilities and thereby helping to protect against rising interest rates, however, the offset is that the Company's net interest income will not benefit as much from declining interest rates. As a result of the decreased volume of higher cost borrowings, the cost of total interest bearing liabilities decreased by .13% to 4.84% for the first nine months of 1996 compared to the first nine months of 1995.

     The effect of the increase in yield on earning assets of .25% and the decrease in cost of interest bearing liabilities of .13% resulted in the net interest spread increasing from 2.18% to 2.56% for the first nine months of 1996 compared to the first nine months of 1995. The effects of average interest bearing liabilities decreasing by more than interest earning assets resulted in the net interest margin, which is affected by the relative average balances of interest earning assets and interest bearing liabilities, increasing by .49% to 3.01% for the first nine months of 1996 compared to the first nine months of 1995.

     This table sets forth for the nine months ended September 30, the average daily balances of the Company s major asset and liability items and the interest earned or paid thereon expressed in dollars and weighted average rates.




-------------------------------------------------------------------------------------------------------------
                                                         1996                              1995
(Dollars in Thousands)                        Average              Yield/       Average               Yield/
                                              Balance   Interest    Rate        Balance   Interest     Rate
-------------------------------------------------------------------------------------------------------------
Interest earning assets(1)
 Loans                                   $  2,343,832  148,755     8.48%      2,089,412     135,507    8.67%
 Securities                                 2,636,402  127,972     6.48%      3,896,597     184,692    6.34%
 Federal funds sold and other                  56,611    2,382     5.62%         39,107       1,892    6.47%
-------------------------------------------------------------------------------------------------------------
  Total interest earning assets             5,036,845  279,109     7.40%      6,025,116     322,091    7.15%
-------------------------------------------------------------------------------------------------------------
 Non-interest earning assets                  292,110                           325,438
-------------------------------------------------------------------------------------------------------------
  Total assets                           $  5,328,955                         6,350,554

Interest bearing liabilities
 Savings deposits                             747,085   14,635     2.62%     816,324      17,354       2.84%
 Time deposits                              2,171,029   90,344     5.56%   2,135,704      88,281       5.53%
 Money market accounts, NOW accounts,
     and escrow deposits                      529,091    9,173     2.32%     560,318      10,114       2.41%
-------------------------------------------------------------------------------------------------------------
  Total Deposits                            3,447,205  114,152     4.42%   3,512,346     115,749       4.41%
 Repurchase agreements                        315,342   14,803     6.27%     901,011      40,248       5.97%
 Other borrowings                             807,750   36,487     6.03%   1,196,067      52,318       5.85%
-------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities        4,570,297  165,442     4.84%   5,609,424     208,315       4.97%
 Non-interest bearing deposits                316,446                        296,354
 Non-interest bearing liabilities              61,055                         66,654
-------------------------------------------------------------------------------------------------------------
  Total liabilities                         4,947,798                      5,972,432
 Shareholders' equity                         381,157                        378,122
-------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
     equity                              $  5,328,955                      6,350,554
 Net interest income                     $             113,667                          113,776
-------------------------------------------------------------------------------------------------------------
  Interest rate spread                                             2.56%                               2.18%
  Net interest margin(2)                                           3.01%                               2.52%
 Total interest earning assets to total interest
     bearing liabilities                                           1.10X                               1.07X
 Average equity to average assets                                  7.15%                               5.95%
-------------------------------------------------------------------------------------------------------------

 (1) Nonaccruing loans, which are immaterial, have been included in interest earning assets.
 (2) Computed by dividing net interest income by total interest earning assets.

     The following table presents changes in interest income and interest expense attributable to: changes in volume (changes in average balance or volume multiplied by prior year rate), changes in rate (changes in rate multiplied by prior year volume), and the net change. The net change attributable to the combined impact of volume and rate has been allocated proportionately to the absolute dollar amount of the change in each.



------------------------------------------------------------------------------
                                                      1996 Compared to 1995
                                                       Increase (Decrease)
(Dollars in Thousands)                            Volume       Rate       Net
-------------------------------------------------------------------------------

INTEREST EARNING ASSETS
 Loans                                   $        16,265       -3,017    13,248
 Securities                                      -60,741        4,021   -56,720
 Federal funds sold and other                        764         -274       490
-------------------------------------------------------------------------------
  Total change in income from interest
     earning assets                              -43,712          730   -42,982
-------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES
 Savings deposits                                 -1,421       -1,298    -2,719
 Time deposits                                     1,553          510     2,063
 Money market accounts, NOW accounts,
     and escrow deposits                            -563         -378      -941
-------------------------------------------------------------------------------
  Total change in interest expense on
     deposits                                       -431       -1,166    -1,597
-------------------------------------------------------------------------------
 Repurchase agreements                           -27,376        1,931   -25,445
 Other borrowings                                -17,405        1,574   -15,831
-------------------------------------------------------------------------------
  Total change in expense from interest
     bearing liabilities                         -45,212        2,339   -42,873
-------------------------------------------------------------------------------
 Net interest income                     $         1,500       -1,609      -109
-------------------------------------------------------------------------------




     ALLOWANCE FOR LOAN LOSSES. Management's evaluation of the adequacy of the allowance takes into consideration the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions.

     Non-performing loans plus other real estate owned represented .63% of total assets at September 30, 1996. The Company's provision for loan losses of $2.0 million and $5.9 million for the three and nine month periods ended September 30, 1996 increased from the $1.6 million and $5.0 million recorded in the respective prior year periods. These provisions reflect the increase in overall loan portfolio. The coverage ratio of allowance for loan losses to non-performing loans increased from 119% at December 31, 1995 to 133% at September 30, 1996. The allowance as a percent of gross loans was 1.6% at September 30, 1996. The ratio of delinquent loans as a percentage of gross loans was 1.2% at September 30, 1996. Loan quality remains strong at ONBANCorp.

     The following table sets forth the activity in the allowance for loan losses for the periods indicated:




                                       September 30,   --------------December 31,------------
(Dollars in Thousands)                      1996       1995    1994    1993    1992    1991
---------------------------------------------------------------------------------------------
Beginning balance                          $34,583    33,775  32,717  31,722  13,064  10,937

Charge-offs
  Mortgage loans                             1,322     3,749   3,706     748   1,623   1,687
  Commercial loans                             186     1,437   1,746   7,303       8       6
  Other loans                                1,894     2,405   2,686   3,684     639     726
---------------------------------------------------------------------------------------------

Total charge-offs                            3,402     7,591   8,138  11,735   2,270   2,419
---------------------------------------------------------------------------------------------

Recoveries
  Mortgage loans                               877       630     236       1      30       0
  Commercial loans                             260       352     598   1,341       9       0
  Other loans                                  373       627     724   1,091      93      86
---------------------------------------------------------------------------------------------

Total recoveries                             1,510     1,609   1,558   2,433     132      86
---------------------------------------------------------------------------------------------

Net charge-offs                              1,892     5,982   6,580   9,302   2,138   2,333
---------------------------------------------------------------------------------------------

Provision for loan losses                    5,850     6,790   7,638  10,297   5,900   4,460
Allowance of combined banks                      0         0       0       0  14,896       0
---------------------------------------------------------------------------------------------

Ending balance                             $38,541    34,583  33,775  32,717  31,722  13,064
---------------------------------------------------------------------------------------------

  Ratio of net charge-offs to average         0.08%     0.28%   0.35%   0.47%   0.14%   0.15%
  loans outstanding
---------------------------------------------------------------------------------------------


     The following table sets forth the allocation of the allowance for loan losses:



                                       September 30,   --------------December 31,------------
(Dollars in Thousands)                      1996       1995    1994    1993    1992    1991
---------------------------------------------------------------------------------------------
  Mortgage loans                           $17,839    15,629  17,374  17,313  15,237   9,122
  Mortgage loans to total loans              56.66%    59.36%  59.74%  60.89%  61.32%  72.22%
  Construction loans                        $1,101     1,060     340     340     150       0
  Construction loans to total loans           1.64%     2.30%   1.58%   1.64%   1.64%   1.21%
  Commercial loans                         $12,170    11,801  10,676  10,856  10,774   1,067
  Commercial loans to total loans            13.02%    11.68%  11.32%   9.53%   9.54%   1.72%
  Other loans                               $7,431     6,093   5,385   4,208   5,561   2,875
  Other loans to total loans                 28.68%    26.66%  27.36%  27.94%  27.50%  24.85%
---------------------------------------------------------------------------------------------

  Total allowance for loan losses          $38,541    34,583  33,775  32,717  31,722  13,064
---------------------------------------------------------------------------------------------


     The loan loss allowance allocation provided does not necessarily represent the total amount which may or may not be available for actual future losses in any one or more of the categories.

     The following table sets forth information with respect to loans delinquent for 90 days or more, restructured loans and other nonperforming assets:




                                           September 30,  /---------------------December 31,----------------------/
(Dollars in Thousands)                          1996          1995       1994       1993       1992         1991
-------------------------------------------------------------------------------------------------------------------
Delinquent mortgage loans:
 Conventional                             $    11,214        12,340      12,691    11,436      13,275     10,940
 FHA and VA                                       678           705         612       905       1,155      1,055
 Multi-family and commercial                    9,452         9,063       8,591     7,546       7,864      3,735
-------------------------------------------------------------------------------------------------------------------

Total delinquent mortgage loans                21,344        22,108      21,894    19,887      22,294     15,730
-------------------------------------------------------------------------------------------------------------------

As a percentage of gross mortgage loans           1.5%          1.5%        1.8%      1.7%        1.7%       1.4%
-------------------------------------------------------------------------------------------------------------------

Delinquent commercial loans               $     5,265         4,387       5,593     6,655       9,782        357
-------------------------------------------------------------------------------------------------------------------

As a percentage of gross commercial loans         1.6%          1.6%        2.5%      3.6%         4.9%       1.4%
-------------------------------------------------------------------------------------------------------------------

Delinquent other loans:
 Home equity                              $       730           738         720       414         528        389
 Guaranteed student                               233           183         157        97         902      5,829
 Loans to individuals                           1,352         1,542       1,396     1,651       1,815      1,033
-------------------------------------------------------------------------------------------------------------------

Total delinquent other loans              $     2,315         2,463       2,273     2,162       3,245      7,251
-------------------------------------------------------------------------------------------------------------------

As a percentage of gross other loans              0.3%          0.4%        0.4%      0.4%        0.6%       1.9%
-------------------------------------------------------------------------------------------------------------------

Delinquent loans as a percentage of
 gross loans                                      1.2%          1.2%        1.5%      1.5%        1.7%       1.5%
-------------------------------------------------------------------------------------------------------------------

Non-performing loans:
 Non-accrual loans                        $    22,018        23,580      22,525    25,381      30,236     14,999
 Accruing loans delinquent 90 days
  or more                                       2,438         2,586       2,386     3,323       5,085      8,339
 Restructured loans                             4,468         2,792       4,849     5,559       4,053      7,991
-------------------------------------------------------------------------------------------------------------------
Total non-performing loans                     28,924        28,958      29,760    34,263      39,374     31,329
Other non-performing assets:
 Other real estate owned                        4,217         4,019       5,431    10,719      17,332      6,893
 Repossessed assets                               680           441         335       666         327        210
-------------------------------------------------------------------------------------------------------------------
Total non-performing assets               $    33,821        33,418      35,526    45,648      57,033     38,432
-------------------------------------------------------------------------------------------------------------------

Allowance for loan losses as a percentage
 of non-performing loans                       133.25%       119.42%     113.49%    95.49%      80.57%     41.70%

Non-performing assets as a percentage of
 total assets                                     0.63%        0.60%       0.53%     0.79%       1.21%      1.13%
-------------------------------------------------------------------------------------------------------------------

OTHER OPERATING INCOME

     Other operating income, which is generated by mortgage banking activities, service charges, security transactions and miscellaneous other sources, increased by $3.8 million and $7.4 million for the three and nine month periods ended September 30, 1996 compared to the respective prior year periods.

     Mortgage banking income decreased by $.4 million and increased by $.2 million for the three and nine month periods ended September 30, 1996 compared to the respective prior year periods. Adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" in 1996 increased mortgage banking income by $.7 million year to date. The volume of loans serviced for others decreased from $1.147 billion at September 30, 1995 to $1.082 billion at September 30, 1996.

     Service charges increased $1.0 million or 26% and $2.3 million or 21% for the three and nine month periods ended September 30, 1996 compared to the respective prior year periods. Increasing volumes of commercial banking business and consumer electronic banking services are primarily responsible for these increases. The Company intends to continue to emphasize the growth of "core" commercial banking in the form of deposit growth and electronic fee generated business. For example, OnBank & Trust Co. became the sole provider of ATM's at New York State Thruway Service Areas during the second half of 1995.

     Gains on the sale of securities increased by $3.0 million and $2.9 million in the three and nine month periods ended September 30, 1996 compared to the respective prior year periods. Gains of $3.1 million in September 1996 were taken to partially offset one-time government mandated charges.

     Other income of $5.8 million for the nine months ended September 30, 1996 includes non-recurring items of a $2.9 million gain on sale of three small branches and a $1.3 million loss on sale of a building.

     Continuing to increase other operating income in the future is a strategic goal of the Company. The primary sources of the increases are targeted in the retail and commercial banking areas along with electronic banking.

OTHER OPERATING EXPENSES

     Third quarter and nine month operating expenses are $8.6 and $8.5 million more than the prior year periods. A one-time FDIC insurance premium of $7.3 million during the third quarter of 1996 and $.5 million of one-time borrowing prepayment penalties account for the majority of the increase. Increases in other expense items relate generally to increased business activity. An efficiency ratio of 57% for the first nine months of 1996, excluding the one-time insurance premium, reflects ongoing control of other operating expenses.

DIVIDENDS

     Payments of dividends by ONBANCorp on its common and preferred stock is subject to various regulatory and tax restrictions. During the three and nine month periods ended September 30, 1996, the Company declared dividends of $.30 and $.90 per common share respectively, amounting to $3.6 million and $11.6 million respectively. For the same periods the Company declared dividends of $.42 and $1.27 per preferred share respectively, amounting to $1.0 million and $3.2 million, respectively. These dividends were paid in April, July and October of 1996 to appropriate shareholders of record.

LIQUIDITY

     ONBANCorp's liquidity should be sufficient to meet normal transaction requirements and flexible enough to take advantage of market opportunities and to react to other liquidity needs. Net cash used by operating activities amounted to $6 million for the first nine months of 1996 compared to the $95 million provided by operating activities for the prior year period.
Investing activities provided $100 million with proceeds from sales, maturities and principal collected on securities exceeding purchases of securities by $118 million, partially offset by the funding of loans and branch sale. The major use of financing activity funds was to reduce advances from Federal Home Loan Bank and repurchase agreements, with total uses of cash from financing activities totaling $199 million. Cash and cash equivalents of $180 million at September 30, 1996 were $20 million less than at September 30, 1995.


SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

     The equity to asset ratio was 6.7% on September 30, 1996 as measured by shareholders' equity of $360 million and assets of $5.359 billion. ONBANCorp's capital ratios exceed all regulatory requirements, including the Company's total risk adjusted capital ratio of 14.0% which significantly exceeds the regulatory requirement of 8.0%. The current share repurchase program is expected to continue during the fourth quarter and will result in fewer shares of common stock outstanding at December 31, 1996 than at September 30, 1996. It is currently expected that the current share repurchase program will be completed prior to year-end 1996.

PART II.   OTHER INFORMATION

       Item 6:  Exhibits and Reports on Form 8-K

                (a) Exhibits. The following exhibits are filed as part of this quarterly report on Form 10-Q.


                      No.                     Exhibit
                      ---                     --------
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


                                   ONBANCorp, INC.




                                /s/ Robert J. Bennett
                                ________________________________
DATE:  November 8, 1996         Robert J. Bennett
                                Chairman, President
                                and Chief Executive Officer



                                /s/ Robert J. Berger
                                ________________________________
DATE:  November 8, 1996         Robert J. Berger
                                Senior Vice President, Treasurer
                                and Chief Financial Officer