Form 10-K405
period 1996-12-31
ONBANCORP INC
filed 1997-03-31
CIK 846609

----------------------------------------------------------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

   For the fiscal year ended: December 31, 1996 Commission File No.: 0-18011

                           ONBANCorp, INC.
       (Exact name of registrant as specified in its charter)

              DELAWARE                                   16-1345830
              --------                                   ----------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

101 South Salina Street, Syracuse, New York 13202         (315) 424-4400
-------------------------------------------------         --------------
   (Address of principal executive office and         (Registrant's telephone
                   Zip Code)                                     number)

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $1.00 par value
     Series B 6.75% Cumulative Convertible Preferred Stock, $1.00 par value
     ----------------------------------------------------------------------
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days. YES   _X_      NO  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

As of February 28, 1997, the aggregate market value of the 13,452,582 shares of Common Stock of the Registrant outstanding on such date, excluding the 294,835 shares held by all directors and executive officers of the Registrant as a group, was $600,321,472. This figure is based on the last sale price of $44.625 per share of the Registrant's Common Stock on February 28, 1997.

Number of shares of Common Stock outstanding as of February 28, 1997:
13,747,417.

-------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE
-------------------------------------------------------------------------------

(1) Portions of the Annual Report to Shareholders for the year ended
December 31, 1996 are incorporated by reference into Part II, Items 5, 6, 7 and 8 of this Form 10-K.

(2) Portions of the definitive Proxy Statement for the
Annual Meeting of Shareholders to be held in April 1997 are incorporated by reference into Part III, Items 10-13 of this Form 10-K.
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT 1996
                                ONBANCorp, INC.

PART I                                                        PAGE #
------                                                        ------
Item 1.  Business.............................................   3

Item 2.  Properties...........................................  22

Item 3.  Legal Proceedings....................................  22

Item 4.  Submission of Matters to Vote of Security Holders....  22

PART II

Item 5.  Market for Registrant's Common Stock and Related
         Shareholder Matters..................................  22

Item 6.  Selected Financial Data..............................  22

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation...................  22

Item 8.  Financial Statements and Supplementary Data..........  22

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................  23

PART III

Item 10. Directors and Executive Officers of the Registrant...  23

Item 11. Executive Compensation...............................  23

Item 12. Security Ownership of Certain Beneficial Owners and
         Management...........................................  23

Item 13. Certain Relationships and Related Transactions.......  23

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K..........................................  23

PART I

ITEM 1. BUSINESS

    General. ONBANCorp, Inc. (the "Company" or "ONBANCorp") is a Delaware chartered bank holding company which operated three wholly owned subsidiaries during 1996, OnBank, OnBank & Trust Co. and Franklin First Savings Bank ("the Banks"). On January 1, 1997 OnBank and OnBank & Trust Co. merged, thereby creating a single banking entity in New York State.

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

    On January 1, 1993, the Combined Banks were converted from national banks to New York State trust companies. On January 15, 1993 OnBank and the acquired banks were reorganized, resulting in the creation of OnBank & Trust Co., a New York trust company, having total assets of approximately $3.1 billion and 61 locations, and the reduction in size of OnBank, a New York State savings bank, to total assets of approximately $.4 billion and 9 locations.

    On August 31, 1993 the Company merged with Franklin First Financial Corp., and Franklin First Savings Bank ("Franklin") a $1.3 billion Pennsylvania thrift with deposits of $.8 billion and 22 locations and Franklin became a subsidiary of the Company. This merger has been accounted for using the pooling of interests method and, therefore, prior period results have been restated.

    During June of 1994 OnBank & Trust Co. acquired nine branches with $.3 billion in deposits in the Rochester metropolitan area and accounted for the acquisition using the purchase method.

    Diversified financial services are offered through 120 locations in the upstate New York communities of Syracuse, Auburn, Rome, Utica, Buffalo, Rochester, and Albany, and Scranton/Wilkes-Barre, Pennsylvania. Management believes that ONBANCorp has the largest share of retail deposits in Onondaga County, New York and is currently the County's leading residential mortgage lender, in addition to having a significant market presence in adjacent Oneida and Cayuga Counties. As of December 31, 1996, ONBANCorp had total consolidated assets of $5.4 billion, deposits of $3.8 billion and shareholders' equity of $360.1 million. At December 31, 1996, 62% of the Company's earning assets were guaranteed by various government instrumentalities or were secured by residential mortgages, and the remainder consisted primarily of other loans and investment grade securities.

    The principal business of the Banks is to accept deposits from the general public and to invest those deposits, together with funds from borrowings and ongoing operations, in business, consumer, and residential mortgage loans. ONBANCorp has concentrated its efforts in the retail, municipal and commercial banking business, expanding the types of financial products and services, including trust offered to its customers. The Banks offer a variety of deposit and loan products designed to meet the needs of residents and businesses of its market area, as well as discount brokerage services through TradeStar Investments, Inc. and non-insured mutual funds and annuities through Liberty Securities Corporation. The Company does not believe that any potential obligations and/or exposures to loss exist as a result of these activities with TradeStar Investments, Inc. and Liberty Securities Corporation.

    ONBANCorp's current business strategy is to (i) continue its focus on retail and business banking relationships through selective expansion in its market areas, (ii) improve core earnings from loans and investments,
(iii) maintain adequate leverage and risk-based capital for regulatory purposes and business operations, (iv) manage assets and liabilities to minimize the negative effects of changing interest rate environments,
(v) maintain its emphasis on asset quality controls, (vi) achieve greater operating revenues while continuing to be efficient and (vii) continue to broaden management depth.

    ONBANCorp is building upon its traditional business of gathering consumer deposits and making mortgage loans by developing its commercial lending and business relationships and increasing its portfolio of commercial loans and deposits from small and medium-sized companies located in the Company's market areas. To direct that growth, management has assembled a team of bankers with extensive commercial banking experience.

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

    At December 31, 1996 total assets were $5.4 billion, earning assets were $5.1 billion, deposits were $3.8 billion and shareholders' equity was $360.1 million, net of $20.2 million of net unrealized holding loss on securities. The unrealized holding loss of $22.9 million relating to the held to maturity securities will be amortized into capital as the related securities are repaid.

    The following table sets forth the amortization, maturity and repricing schedule of the Company's interest earning assets and interest bearing liabilities for all future time periods as of December 31, 1996. Most of the Company's adjustable rate mortgages and adjustable rate mortgage-backed securities provide for limitations on the interest rate adjustments that may occur during any one adjustment period, as well as during the life of the loan. Such limitations could have the effect of reducing the interest rate sensitivity of these loans if interest rates were to significantly increase for prolonged periods. In periods of high interest rates, prepayment levels of fixed rate mortgage loans and mortgage-backed securities would be expected to decrease and conversely they would be expected to increase if interest rates were to decline. The principal amount for each asset and liability is shown in the first period in which it is expected to be repaid or the rate thereon is scheduled to be reset.

                                                  LESS THAN       THREE                  GREATER
                                                    THREE       MONTHS TO     1 TO 5       THAN
(DOLLARS IN THOUSANDS)                              MONTHS       1 YEAR       YEARS      5 YEARS      TOTAL
-----------------------------------------------  ------------  -----------  ----------  ----------  ----------
INTEREST EARNING ASSETS
Mortgage loans.................................  $    482,923      308,916     340,387     243,725   1,375,951
Other loans....................................       474,196      167,984     295,322      97,181   1,034,683
Loans available for sale.......................        38,759                                           38,759
                                                 ------------  -----------  ----------  ----------  ----------
  Total loans..................................       995,878      476,900     635,709     340,906   2,449,393
Securities.....................................       515,579      291,646     877,925     925,825   2,610,975
Federal funds sold and other...................        12,253                                           12,253
                                                 ------------  -----------  ----------  ----------  ----------
                                                 ------------  -----------  ----------  ----------  ----------
  Total interest earning assets................  $  1,523,710      768,546   1,513,634   1,266,731   5,072,621
                                                 ------------  -----------  ----------  ----------  ----------
                                                 ------------  -----------  ----------  ----------  ----------
INTEREST BEARING LIABILITIES
Savings deposits...............................       692,821                                          692,821
Time deposits..................................       691,491      968,326     561,585      29,510   2,250,912
Money market accounts, NOW accounts, and escrow
  deposits.....................................       522,002                                          522,002
  Total deposits...............................     1,906,314      968,326     561,585      29,510   3,465,735
Repurchase agreements..........................        18,982      161,338      73,196         955     254,471
Other borrowings...............................       244,100      372,000     225,495      33,322     874,917
                                                 ------------  -----------  ----------  ----------  ----------
  Total interest bearing liabilities...........  $  2,169,396    1,501,664     860,276      63,787   4,595,123
                                                 ------------  -----------  ----------  ----------  ----------
                                                 ------------  -----------  ----------  ----------  ----------
Period excess (deficiency).....................  $   (645,686)    (733,118)    653,358   1,202,944     477,498
As a percent of total earning assets...........         -12.7%       -14.5%       12.9%       23.7%        9.4%
Cummulative excess (deficiency)................  $   (645,686)  (1,378,804)   (725,446)    477,498
As a percent of total earning assets...........         -12.7%       -27.2%      -14.3%        9.4%

    The following major asssumptions are reflected in the table on page 5:

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

    Both of these analysis techniques require that certain assumptions be made regarding flows of deposits and loan payments that are different than those in the preceding table. Estimates regarding loan prepayments and conversion of deposit accounts are based upon assumptions which have considered historical data and anticipated interest rates. Duration analysis is considered more comprehensive, therefore, more emphasis is generally placed upon keeping within that guideline. At December 31, 1996 the Company was 5.6% liability sensitive on a GAP basis and 0.6% asset sensitive on a duration basis. The different assumptions used in calculating this GAP percentage are those recommended by the Banking Agencies (i.e.: FDIC, Federal Reserve and OCC) in their proposed interest rate risk requirements and are as follows: fifty percent of Savings, NOW and MMDA accounts are allocated on a straight-line basis for 1-119 months and fifty percent in the 120th month. The difference in allocation of these types of deposit accounts for the difference between the one year GAP of (27.2)% in the preceding table and the (5.6)% above. Based upon the results of the GAP and duration analysis at December 31, 1996 it appears that the Company is minimally exposed to interest rate changes over a one year period.

    The Company also monitors interest rate risk with the aid of a computer model which considers the impact of lending, deposit gathering activities, the repricing of variable rate assets and liabilities, and the effect of changing interest rates on expected prepayments and maturities. At December 31, 1996 utilizing the model described above, the Company's assessment is that the variability of net interest income would be largely unaffected by changes in interest rates over the next year, but large, sustained increases or decreases in interest rates or a significant flattening in the yield curve would likely have a negative impact on net interest income in later years.

    Management closely monitors the Company's exposure to changing interest rates and spreads and stands ready to take action to mitigate such exposure. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, changing the composition of interest earning assets and interest bearing liabilities, and the use of off-balance sheet instruments.

Lending Activities

    Loan Portfolio. ONBANCorp's net loan portfolio totaled $2.4 billion at December 31, 1996, representing 45.2% of its total assets. Its mortgage loan portfolio is comprised principally of loans secured by first mortgages on one-to-four family residences and generally underwritten in conformity with secondary market standards. These loans are either conventional or insured by the Federal Housing Administration (the "FHA") or partially guaranteed by the Veterans Administration (the "VA"). In addition, the loan portfolio includes mortgage loans secured by income producing commercial real estate or multi-family dwellings, commercial, and other loans, such as home improvement, automobile, manufactured home, guaranteed student loans, secured and unsecured personal loans and home equity lines of credit.

    The following schedule sets forth the composition of ONBANCorp's total portfolio of loans (including residential and other consumer loans available for sale) by type and percentage of gross loans at December 31:

                                              DECEMBER 31,
                -------------------------------------------------------------------------
                          1996                     1995                    1994                     1993               1992
                ------------------------  ----------------------  -----------------------  -----------------------  ----------
(DOLLARS IN THOUSANDS)
---------------------
                   AMOUNT      PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT     AMOUNT     PERCENT      AMOUNT   PERCENT
                ------------  ----------  ----------  ----------  ----------  ---------  ----------  ---------  ---------- --------
Mortgageloans:
Residential
 1-4 family....  $ 1,057,200        42.4%  1,132,947        48.6%  1,002,434      50.1%     963,803     50.7%   1,075,907    51.5%
Multi family and
 commercial....     290,121        11.7%    248,325        10.7%    193,150       9.7%     191,683      10.1%     195,872     9.4%
Construction...      53,998         2.2%     53,624         2.3%     31,642       1.6%      31,111       1.6%      34,111      1.6%
                -----------  ----------  ----------  ----------  ----------     -----   ----------     -----   ----------  -------
Total mortgage
  loans........   1,401,319        56.3%  1,434,896        61.6%  1,227,226      61.4%   1,186,597      62.4%   1,305,890    62.5%
                -----------  ----------  ----------  ----------  ----------     -----   ----------     -----   ----------  -------
Commercial
  loans........     333,073        13.4%    278,688        12.0%    226,538      11.3%     187,250       9.8%     197,752     9.5%
Other loans:
Home equity....     114,928         4.6%    115,641         5.0%    120,888       6.0%     135,292       7.1%     174,900     8.4%
Auto leases....     110,905         4.5%     42,636         1.8%      4,794       0.2%           -       0.0%           -     0.0%
Other
  consumer.....     528,231        21.2%    455,081        19.6%    422,027      21.1%     394,707      20.7%     408,908    19.6%
                -----------  ----------  ----------  ----------  ----------     -----   ----------     -----   ----------  -------
Total other
  loans........     754,064        30.3%    613,358        26.4%    547,709      27.3%     529,999      27.8%     583,808    28.0%
                -----------  ----------  ----------  ----------  ----------     -----   ----------     -----   ----------  -------
Gross loans....   2,488,456       100.0%  2,326,942       100.0%  2,001,473     100.0%   1,903,846     100.0%   2,087,450   100.0%
Net deferred
  fees.........      (1,223)                  2,185                   5,186                 (6,036)               (13,534)
Allowance for
  loan.........     (37,840)                (34,583)                (33,775)               (32,717)               (31,722)
                -----------  ----------  ----------  ----------  ----------     -----   ----------     -----   ----------
Net loans...... $ 2,449,393               2,294,544               1,972,884              1,865,093              2,042,194
                -----------  ----------  ----------  ----------  ----------     -----   ----------     -----   ----------

    The cash flow from these loans, the preponderance of which are amortizing, provides liquidity for both funding new loans and/or general corporate purposes.

    The following table sets forth scheduled maturities of ONBANCorp's commercial and construction loan portfolio as of December 31, 1996 based on contract terms:

                                                                      IN 1 YEAR    MATURING:
                                                                         OR         1 TO 5       AFTER      TOTAL
(IN THOUSANDS)                                                          LESS         YEARS      5 YEARS     LOANS
-------------------------------------------------------------------  -----------  -----------  ---------  ---------
Construction.......................................................   $  44,318        8,062       1,618     53,998
Commercial (1).....................................................     157,643      191,858     273,693    623,194
                                                                     -----------  -----------  ---------  ---------
  Total commercial and construction................................   $ 201,961      199,920     275,311    677,192
                                                                     -----------  -----------  ---------  ---------
                                                                     -----------  -----------  ---------  ---------
Predetermined interest rates.......................................                    89,238     40,580
Adjustable interest rates..........................................                   110,682    234,731
                                                                     -----------  -----------  ---------  ---------
  Total............................................................                 $ 199,920    275,311
                                                                     -----------  -----------  ---------  ---------
                                                                     -----------  -----------  ---------  ---------

------------------------

(1) Includes commercial real estate loans.

    The following table shows the gross loan origination activity of the Company during the periods indicated:

                                                                                              YEAR ENDED DECEMBER
                                                                                                      31,
                                                                                             ---------------------
(DOLLARS IN THOUSANDS)                                                              1996       1995        1994
-------------------------------------------------------------------------------  ----------  ---------   ---------
Loans originated:
Mortgage:
  Residential 1-4 family.......................................................  $  195,486  $  253,760    389,480
  Multi-family, commercial and construction....................................     156,985     117,592     47,929
                                                                                 ----------  ----------  ---------
  Total mortgage loans.........................................................  $  352,471  $  371,352    437,409
Commercial.....................................................................     159,427     153,334    156,556
Other..........................................................................     411,031     296,193    258,581
                                                                                 ----------  ----------  ---------
  Total loans originated.......................................................  $  922,929  $  820,879    852,546
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

    Residential Real Estate Lending. Management believes that ONBANCorp is among the leading originators of residential real estate mortgage loans in Onondaga County. During the year ended December 31, 1996, the Company was the number one residential real estate lender in Onondaga County, originating approximately 10.1% of the total mortgage loans made in the County during the period. Most of the residential mortgage loans originated by the Company are secured by first mortgages on real estate located in the Banks' upstate New York and northeastern Pennsylvania market area. Most residential loan originations are attributable to bank-employed solicitors who are paid on a incentive basis and referrals from real estate brokers and builders, depositors and walk-in customers.

    In order to meet consumer demand for fixed rate mortgage loans, ONBANCorp has continued to originate conventional fixed rate mortgage loans for terms up to 30 years at current market rates. Based upon the absolute level of interest rates along with other considerations, the Banks either sell fixed rate mortgage loans in the secondary market or they may retain them in portfolio. Loans designated as available for sale are accounted for on a lower of cost or market (LOCOM) basis pursuant to FAS No. 65, ACCOUNTING FOR CERTAIN MORTGAGE BANKING ACTIVITIES.

    Based on market conditions and other competitive factors, ONBANCorp supplemented its mortgage loan originations during 1995 with the purchase of $58 million of adjustable rate mortgage loans for its portfolio. Purchases of these adjustable rate mortgage loans which were primarily located in Upstate New York but outside the Syracuse area also provides a means for the Company to geographically diversify its residential mortgage loan portfolio. The purchase of loans further outside of the Company's primary market area may involve certain risks, including adverse conditions in the general economy, economic conditions in the particular geographic region where the property securing the loan is located and risks associated with lending in a market area in which a lender may have limited knowledge and experience.

    At December 31, 1996, as a result of the ongoing process of loan securitization and sales, loans serviced for others were $1.1 billion, from which the Company will continue to derive future servicing income. When loans are sold in the secondary market ONBANCorp generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of the borrowers and otherwise servicing the loans. ONBANCorp receives a fee for performing such services and is also entitled to the interest income earned on escrow accounts and loan payments held by it before being remitted to the investor.

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

    Commercial and industrial loans are offered to businesses in the trade areas serviced by the full service branches of the subsidiary banks. Such loans are available to borrowers for seasonal working capital purposes, to acquire plant and equipment, or to finance a business acquisition or expansion. Loans of this type are customarily collateralized by the assets of the borrowers. Repayment of these loans is dependent primarily upon the continued profitable operation of the borrower's business, hence the borrower's historical financial results, the characteristics of the industry, the character and ability of management, current financial position, and financial forecasts and business plans are all carefully scrutinized during the loan approval process.

    The Banks are active in developing loans which can be guaranteed by the Small Business Administration, and New York State and Pennsylvania agencies who offer loan guarantees. OnBank & Trust Co. is a Small Business Administration Certified Lender, and Franklin is pursuing that designation also. This should enhance the continued development of the guaranteed loan portfolio.

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

    Other Consumer Lending. New York State and Pennsylvania Banking Laws permit the Banks to engage in virtually all types of consumer lending. At December 31, 1996, the Banks' gross consumer loan portfolio of $754 million consisted of guaranteed student loans, conventional home improvement loans, home equity lines of credit, loans on manufactured homes, loans and leases on automobiles, loans collateralized by savings accounts, lines of credit and other secured and unsecured loans.

    Borrowers pay a variable rate of interest on home equity lines of credit, which ranges from 0% to 2.50% over the prime rate, and are permitted under the Banks' policy to borrow up to 75% of the appraised value of their homes, less any outstanding mortgage loans on such premises. Interest paid on home equity loans is deductible by the borrower for federal income tax purposes within prescribed limits. The Banks' gross portfolio of home equity lines of credit totaled $115 million at December 31, 1996.

    Delinquencies. When a borrower fails to make a scheduled payment on a loan, the Banks take steps to have the borrower cure the delinquency. Such steps include written notices of delinquency and contact by telephone by the Banks' collection staff. All income producing property loans are reviewed monthly by management. If the delinquency exceeds 90 days and is not cured through the Banks' normal collection procedures, the Banks routinely place the loan on a nonaccrual status, charge off any accrued interest, review it with the Executive Committee of the Board quarterly, and institute measures to enforce its rights, including, in the case of mortgage loans, commencing foreclosure action. In certain cases, the Banks also consider accepting from the mortgagor a voluntary deed to the mortgage premises in lieu of foreclosure.

    Other loan delinquencies are remedied in a similar fashion. For secured loans, the collateral is repossessed and sold to pay off the loan balance. In the case of unsecured loans, the Banks either commence legal action to collect the balance or negotiate a "work out" payment schedule over a period which may exceed the original term of the loan.

    Nonaccruing loans decreased to $20.2 million at December 31, 1996 from $23.6 million at December 31, 1995. Accrual of interest is discontinued when a loan becomes 90 days delinquent unless management believes, after considering economic and business conditions, collateral value and collection efforts, that continued accrual is warranted.

    For the nonaccruing loans shown on page 12, the amount of interest income that would have been recorded if these loans had been paid in accordance with their original terms as well as the amount of interest income that was recorded in each of the years was immaterial.

    Delinquencies in the Company's portfolio of conventional residential mortgage loans in its primary market area accounted for $10.7 million or 91.7% of the $11.7 million of conventional residential mortgage loans over 90 days delinquent at December 31, 1996. Delinquencies in the Company's portfolio of purchased adjustable rate mortgage loans serviced by others accounted for the remaining $1.0 million or 8.3% of the conventional residential mortgage loans over 90 days delinquent at December 31, 1996. Additionally, almost all other delinquent loans were located in New York State and Pennsylvania.

    The following table sets forth information with respect to loans delinquent for 90 days or more, nonaccrual and restructured loans at December 31:

                                                                DECEMBER 31,
                        --------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)           1996                    1995                    1994             1993       1992
----------------------  ----------------------  ----------------------  ----------------------  ---------  ---------
Delinquent mortgage
  loans:
Conventional..........          $11,743                 12,340                  12,691             11,436     13,275
FHA and VA............              775                    705                     612                905      1,155
Multi family and
  commercial..........            7,891                  9,063                   8,591              7,546      7,864
                        ----------------------  ----------------------  ----------------------  ---------  ---------
Total delinquent
  mortgage loans......           20,409                 22,108                  21,894             19,887     22,294
                        ----------------------  ----------------------  ----------------------  ---------  ---------
As a percentage of
  gross mortgage
  loans...............              1.5%                   1.5%                    1.8%               1.7%       1.7%
                        ----------------------  ----------------------  ----------------------  ---------  ---------
Delinquent commercial
  loans:..............           $4,245                  4,387                   5,593              6,655      9,782
                        ----------------------  ----------------------  ----------------------  ---------  ---------
As a percentage of
  gross commercial
  loans...............             1.3%                    1.6%                    2.5%               3.6%       4.9%
                        ----------------------  ----------------------  ----------------------  ---------  ---------
Delinquent other
  loans:
Home equity...........            $599                     738                     720                414        528
Guaranteed student....             222                     183                     157                 97        902
Loans to
  individuals.........           1,602                   1,542                   1,396              1,651      1,815
                        ----------------------  ----------------------  ----------------------  ---------  ---------
Total delinquent other
  loans...............          $2,423                   2,463                   2,273              2,162      3,245
                        ----------------------  ----------------------  ----------------------  ---------  ---------
As a percentage of
  gross other loans...            0.3%                     0.4%                    0.4%              0.4%       0.6%
                        ----------------------  ----------------------  ----------------------  ---------  ---------
Delinquent loans as a
  percentage of gross
  loans...............            1.1%                     1.2%                    1.5%               1.5%       1.7%
                        ----------------------  ----------------------  ----------------------  ---------  ---------
                        ----------------------  ----------------------  ----------------------  ---------  ---------
Nonperforming loans:
Nonaccrual loans......        $20,172                   23,580                  22,525             25,381     30,236
Accruing loans
  delinquent 90 days
  or more.............          2,464                    2,586                   2,386              3,323      5,085
Restructured loans....          4,441                    2,792                   4,849              5,559      4,053
                        ----------------------  ----------------------  ----------------------  ---------  ---------
Total nonperforming
  loans...............         27,077                   28,958                  29,760             34,263     39,374
Other
  nonperforming
  assets:
Other real estate
  owned...............          4,054                    4,019                   5,431             10,719     17,332
Repossessed assets....            732                      441                     335                666        327
                        ----------------------  ----------------------  ----------------------  ---------  ---------
Total nonperforming
  assets..............        $31,863                   33,418                  35,526             45,648     57,033
                        ----------------------  ----------------------  ----------------------  ---------  ---------
                        ----------------------  ----------------------  ----------------------  ---------  ---------
Allowance for loan
  losses as a
  percentage of
  non-performing
  loans...............        139.75%                   119.42%                 113.49%             95.49%     80.57%
Nonperforming assets
  as a percentage of
  total assets........          0.59%                     0.60%                   0.53%              0.79%      1.21%
                        ----------------------  ----------------------  ----------------------  ---------  ---------

     "Potential problem loans" at December 31, 1996 amounted to $20,833,000 compared with $23,985,000 at December 31, 1995. These problem loans are defined as loans and commitments not included as non-performing loans discussed above, but about which management, through normal internal credit review procedures, has developed information regarding possible credit problems which may cause the borrowers future difficulties in complying with present loan repayment terms. There were no loans classified for regulatory purposes as loss, doubtful or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

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

     In considering the changing nature of the overall loan portfolio and the potential for charge-offs, ONBANCorp increased its provision for loan losses to $7.8 in 1996 from $6.8 million in 1995. The allowance, when expressed as a percentage of loans, remianed relatively stable at 1.52% at December 31, 1996 and 1.51% at year end 1995. Management believes the allowance for loan losses is adequate.

     The following table sets forth the activity in the allowance for loan losses for the periods indicated:

                                                                                      DECEMBER 31,
                                                                  -----------------------------------------------------
(DOLLARS IN THOUSANDS)                                              1996       1995       1994       1993       1992
----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Beginning balance...............................................  $  34,583     33,775     32,717     31,722     13,064
Charge-offs
  Mortgage loans................................................      2,804      3,749      3,706        748      1,623
  Commercial loans..............................................      1,136      1,437      1,746      7,303          8
  Other loans...................................................      2,698      2,405      2,686      3,684        639
                                                                  ---------  ---------  ---------  ---------  ---------
Total charge-offs...............................................      6,638      7,591      8,138     11,735      2,270
                                                                  ---------  ---------  ---------  ---------  ---------
Recoveries
  Mortgage loans................................................      1,073        630        236          1         30
  Commercial loans..............................................        514        352        598      1,341          9
  Other loans...................................................        495        627        724      1,091         93
                                                                  ---------  ---------  ---------  ---------  ---------
Total recoveries................................................      2,082      1,609      1,558      2,433        132
                                                                  ---------  ---------  ---------  ---------  ---------
Net charge-offs.................................................      4,556      5,982      6,580      9,302      2,138
                                                                  ---------  ---------  ---------  ---------  ---------
Provision for loan losses.......................................      7,813      6,790      7,638     10,297      5,900
Allowance of combined banks.....................................     --         --         --         --         14,896
                                                                  ---------  ---------  ---------  ---------  ---------
Ending balance..................................................  $  37,840     34,583     33,775     32,717     31,722
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
  Ratio of net charge-offs to average loans outstanding.........       0.19%      0.28%      0.35%      0.47%      0.14%
                                                                  ---------  ---------  ---------  ---------  ---------

    The majority of the chargeoffs in 1993 and 1994 were related to non-performing loans of the Combined Banks including commercial real estate loans which were resolved during 1994. The Banks have reduced the level of non-performing assets from $57.0 million to $45.6 million to $35.5 million to $33.4 million to $31.9 million at December 31, 1992, 1993, 1994, 1995 and 1996, respectively. In each of the last five years the provision for loan losses has exceeded net charge offs and the allowance for loan losses has increased from $31.7 million to $32.7 million to $33.8 million to $34.6 million to $37.8 million at December 31, 1992, 1993, 1994, 1995 and 1996, respectively. The combination of the decreasing non-performing loans and the increasing allowance for loan losses has resulted in the coverage ratio increasing to 139.7% at December 31, 1996. The significant increase in the provision for loan losses for 1993 relates to the continuing deterioration of certain loans of the Combined Banks along with the increased emphasis on commercial lending within the overall Company and the inherently higher risk factors associated with this type of lending. Commercial loans as a percentage of gross loans receivable have increased from $197.8 million or 9.5% at December 31, 1992 to $333.1 million or 13.4% at December 31, 1996.

    The loan loss allowance is considered by management to be a general allowance available to cover loan losses within the entire portfolio. The following table has been prepared to comply with requirements of the Securities Exchange Commission. The classifications within the table are based on management's current assessment of the loss potential associated with specific loans and elements of the portfolio. Allocation is especially problematical because of the difficulties inherent in predicting and evaluating with any degree of accuracy the impact of economic events. Management cautions that the loan loss allowance allocation provided does not necessarily represent the total amount which may or may not be available for actual future losses in any one or more of the categories. Management is of the opinion that the loan loss allowance as of December 31, 1996 is adequate as a general allowance.

    The following table sets forth the allocation of the allowance for loan losses and the percentage of each type of loan to total loans at December 31:

                                                                                      DECEMBER 31,
                                                                  -----------------------------------------------------
(DOLLARS IN THOUSANDS)                                              1996       1995       1994       1993       1992
----------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
Mortgage loans..................................................  $  16,532     15,629     17,374     17,313     15,237
Mortgage loans to total loans...................................      54.14%     59.36%     59.74%     60.68%     60.93%
Construction loans..............................................  $   1,486      1,060        340        340        150
Construction loans to total loans...............................       2.17%      2.30%      1.58%      1.64%      1.63%
Commercial loans................................................  $  11,851     11,801     10,676     10,856     10,774
Commercial loans to total loans.................................      13.39%     11.98%     11.32%      9.84%      9.47%
Other loans.....................................................  $   7,971      6,093      5,385      4,208      5,561
Other loans to total loans......................................      30.30%     26.36%     27.36%     27.84%     27.97%
                                                                  ---------  ---------  ---------  ---------  ---------
Total allowance for loan losses.................................  $  37,840     34,583     33,775     32,717     31,722
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------

    Securities Activities. The Company has authority to purchase a wide range of securities deemed prudent by management, subject to various regulatory restrictions. The Board of Directors establishes the investment policy of the Company based upon the recommendations of the executive asset/liability team and the Board reviews transactions and activities in the securities portfolio on a monthly basis. Total securities have declined to $2.61 billion at December 31, 1996 from $2.74 billion at December 31, 1995 and $3.89 billion at December 31, 1994 and on a percentage basis represent 48%, 49% and 58% of total assets on those respective dates. The Company's long-term strategy is to decrease the percentage of securities to assets and to increase the percentage of loans to assets.

    In connection with the implementation of Statement of Financial Accounting Standards No. 115 (SFAS 115), ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES at December 31, 1993, securities, principally mortgage-backed, with an amortized cost of $2.3 billion were transferred to the available for sale portfolio. In 1994, the regulatory policy was revised to require transfer of securities to available for sale only in cases where the safety and soundness of an institution is an issue. In view of the policy revision, in 1994, the Company transferred securities with a fair value of $1.27 billion from available for sale to held to maturity. These transfers had the practical effect of limiting the potential capital erosion which could have occurred if interest rates rose dramatically and these securities had remained classified as available for sale.

    As of November 15, 1995, all companies subject to FAS 115 were permitted a one-time opportunity to reallocate securities previously classified as held to maturity into the available for sale category without calling into question the Company's intent to hold the remaining securities to maturity. ONBANCorp availed itself of this opportunity and transferred approximately $1.54 billion in securities from held to maturity to available for sale. Following this move the Company sold approximately $1.2 billion of its available for sale securities and used the proceeds to pay down borrowings and fund future loan growth. This sale enabled the Company to shrink the absolute levels of securities and borrowings. The yield on assets sold was approximately the same as the cost of the borrowings repaid, therefore, net interest income was not adversely affected. Prepayment fees related to the prepayment of borrowings were more than offset by gains on securities sold. The future implications of these actions were that net interest income would remain approximately the same, however, net interest margin would improve because net interest income (the numerator) would remain approximately the same while the average earning assets (the denominator) would significantly diminish by approximately $1 billion.

    The following table sets forth ONBANCorp's investment portfolio at carrying value at the dates indicated. For information relating to the estimated fair value of the Company's investment portfolio at December 31, 1996 and 1995, see "Notes to Consolidated Financial Statements-Note 3".

(IN THOUSANDS)                                                                 1996          1995         1994
-------------------------------------------------------------------------  ------------  ------------  ----------
Debt securities:
U.S. Government obligations..............................................  $     33,961  $     29,716     140,832
U.S. Government agencies.................................................       200,416       199,206     507,395
State and municipal......................................................        61,668        74,351      98,372
Corporate and other......................................................           329           424         505
                                                                           ------------  ------------  ----------
Total debt secutities....................................................       296,374       303,697     747,104
                                                                           ------------  ------------  ----------
Mortgage-backed securities:
GNMA.....................................................................       137,594       189,692     419,563
FNMA.....................................................................       233,968       253,659     468,916
FHLMC....................................................................       410,325       395,442     580,920
SBA......................................................................        22,748        27,028      --
Non-agency (AA rated)....................................................       --            --           58,419
Collateralized mortgage obligations:
Agency...................................................................       786,008       878,056   1,043,764
Non-agency...............................................................       676,177       627,982     496,178
                                                                           ------------  ------------  ----------
Total mortgage-backed securities.........................................     2,266,820     2,371,859   3,067,760
                                                                           ------------  ------------  ----------
Equity securities:
Preferred stock..........................................................         1,022         1,040       1,030
Common stock.............................................................           718           764      14,982
Federal Home Loan Bank stock.............................................        46,041        64,484      59,811
                                                                           ------------  ------------  ----------
Total equity securities..................................................        47,781        66,288      75,823
                                                                           ------------  ------------  ----------
Total securities.........................................................  $  2,610,975  $  2,741,844   3,890,687
                                                                           ------------  ------------  ----------
                                                                           ------------  ------------  ----------

    The following table presents the carrying value and weighted average book yield on debt and mortgage-backed securities at December 31, 1996 based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.

                                                     DUE AFTER
                                                     ONE YEAR          DUE AFTER
                                    DUE IN  WEIGHTED  THROUGH WEIGHTED FIVE YEARS WEIGHTED            WEIGHTED           WEIGHTED
                                   ONE YEAR  AVERAGE   FIVE    AVERAGE   THROUGH   AVERAGE  DUE AFTER  AVERAGE            AVERAGE
(DOLLARS IN THOUSANDS)              OR LESS   YIELD    YEARS    YIELD   TEN YEARS   YIELD   TEN YEARS   YIELD     TOTAL    YIELD
----------------------             --------   -----  -------    -----   ---------   -----   ---------   -----   --------   ------
Held to maturity:
Obligations of U.S. Government and
  U.S. Government agencies          $19,518    5.1%   91,150     5.2%     35,788     5.5%           -      -      146,456   5.3%
State and municipal                  29,635    4.1%   25,275     5.2%      5,858     5.1%         900    5.4%      61,668   4.7%
Mortgage-backed and other               370    5.8%   55,972     6.6%    132,177     6.5%   1,287,265    7.0%   1,475,784   6.9%
                                   --------   -----  -------    -----   ---------   -----   ---------   -----   --------   ------
                                    $49,523    4.5%  172,397     5.6%    173,823     6.3%   1,288,165    7.0%   1,683,908   6.7%
                                   --------   -----  -------    -----   ---------   -----   ---------   -----   --------   ------
                                   --------   -----  -------    -----   ---------   -----   ---------   -----   --------   ------
Available for sale:
Obligations of U.S. Government and
  U.S. Government agencies          $    30    5.9%   28,855     6.4%     25,236     7.3%      33,800    7.4%      87,921   7.0%
Mortgage-backed and other                 -      -         -       -       6,167     7.4%     785,198    7.0%     791,365   7.0%
                                   --------   -----  -------    -----   ---------   -----   ---------   -----   --------   ------
                                   $    30    5.9%   28,855     6.4%      31,403     7.3%     818,998    7.0%     879,286   7.0%
                                   --------   -----  -------    -----   ---------   -----   ---------   -----   --------   ------
                                   --------   -----  -------    -----   ---------   -----   ---------   -----   --------   ------

    The Company does not anticipate any losses from principal payment deficiencies based upon the overall credit quality of the portfolio. None of the principal of the combined debt and mortgage-backed securities portfolio of $2.6 billion is classified as non-investment grade. Securities are classified as either trading, available for sale or held to maturity at the time of purchase. The overall asset/liability position of the Banks taken together with general financial market conditions are the principal determinants affecting the classification. As a result, similar securities with identical risks and characteristics can be classified as either available for sale or held to maturity depending upon the existing economic environment and asset/ liability considerations. Collateralized mortgage obligations which the Banks have purchased are short-term in nature with a weighted average duration of between three and four years. Structured notes which the Banks have purchased do not have characteristics which put principal at risk if they are held to maturity. The fair value fluctuations which may occur are the result of changes in interest rates including the shape of the yield curve.

    Deposits. ONBANCorp has a number of programs designed to attract both short-term and long-term savings of the general public at interest rates consistent with market conditions. Included among these programs are savings accounts, NOW accounts, money market accounts, fixed rate certificates of deposit, fixed rate and variable rate IRA's, and negotiable rate certificates of deposit. During 1994, the Banks began issuing brokered deposits. Brokered time deposits were $319 million at December 31, 1996, down from the $381 million at December 31, 1995. The Company controls deposit flows primarily by the pricing of deposits and, to a lesser extent, by promotional activities. Management believes rates offered on deposit accounts are generally competitive with other financial institutions in the area; however, from time to time, market conditions may temporarily make more or less aggressive pricing strategies advantageous.

    The following table sets forth deposits by type of account at December 31:

                                                                                    PERCENTAGE
                                                                                     OF TOTAL
(DOLLARS IN THOUSANDS)                                                   AMOUNT      DEPOSITS
--------------------------------------------------------------------  ------------  -----------
Savings.............................................................  $    692,821        18.1%
Time deposits.......................................................     1,931,520        50.5%
NOW accounts (1)....................................................       255,438         6.7%
Money market accounts (2)...........................................       266,564         7.0%
Non-interest bearing demand accounts................................       356,171         9.3%
Brokered time deposits..............................................       319,392         8.4%
                                                                      ------------       ------
  Total deposits....................................................  $  3,821,906       100.0%
                                                                      ------------       ------
                                                                      ------------       ------

------------------------

(1) Includes NOW and IMMC accounts

(2) Includes MMDA and escrow accounts

    The following table sets forth ONBANCorp's deposit flows and the effects of credited interest on the net change in deposits for the periods ended December 31:

(IN THOUSANDS)                                                                  1996         1995        1994
--------------                                                             -------------  ----------  ----------
Deposits at beginning of year.............................................  $  3,808,273   3,793,343   3,005,999
Increase (decrease) in:
  Savings...................................................................       (64,916)    (86,757)     96,409
  Time deposits...........................................................       128,916     203,949     199,085
  NOW accounts............................................................        (8,526)    (18,969)   (152,963)
  Money market accounts...................................................        17,436     (51,225)    (69,200)
  Non-interest bearing demand accounts....................................        36,031      17,124      10,857
  Brokered time deposits..................................................       (61,625)    (49,192)    430,209
  Deposits acquired in branch purchases...................................       --           --         272,947
  Deposits of branches sold...............................................       (33,683)     --          --
                                                                           -------------  ----------  ----------
Net increase (decrease) in deposits during the year.......................        13,633      14,930     787,344
                                                                           -------------  ----------  ----------
Deposits at end of year...................................................  $  3,821,906   3,808,273   3,793,343
                                                                           -------------  ----------  ----------
                                                                           -------------  ----------  ----------
Net increase (decrease) before interest credit and acquisition............  $   (107,017)   (142,154)    674,677
Interest credited.........................................................       154,333     157,084     112,667
Deposits purchased........................................................       --           --         272,947
Deposits sold.............................................................       (33,683)     --          --
                                                                           -------------  ----------  ----------
Net increase in deposits during the year..................................  $     13,633      14,930     787,344
                                                                           -------------  ----------  ----------
                                                                           -------------  ----------  ----------

    The remaining maturity on certificates of deposit of $100,000 and over at December 31, 1996 is presented below:

                                                                                    AMOUNT
MATURITY                                                                        (IN THOUSANDS)
------------------------------------------------------------------------------  --------------
Three months or less..........................................................    $  403,246
Over three through six months.................................................       104,391
Over six through twelve months................................................        55,523
Over tweve months.............................................................        41,176
                                                                                --------------
                                                                                  $  604,336
                                                                                --------------
                                                                                --------------

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

    See "Notes to Consolidated Financial Statements-Notes 8 and 9" for details of borrowings for 1996 and 1995. At December 31, 1994 , repurchase agreements amounted to $1,058,316,000 with a weighted average interest rate of 5.64%. During 1994 the maximum month-end balance was $1,505,624,000 and the average balance was $1,403,327,000 with a 4.18% weighted average interest rate.

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

    Return on Equity and Assets. The following table shows operating and capital ratios of the Company for each of the last three years:

                                                                                              1996       1995       1994
                                                                                            ---------  ---------  ---------
Return on average assets..................................................................       0.81%      0.71%      0.04%
Return on average equity..................................................................      11.42%     11.75%      0.68%
Dividend payout ratio.....................................................................      41.61%     40.14%        NM
Average equity to average assets ratio....................................................       7.05%      6.02%      6.17%
                                                                                            ---------  ---------       ----
NM--not meaningful

    Personnel. As of December 31, 1996, ONBANCorp has approximately 1,346 full-time equivalent employees. The employees are not represented by any collective bargaining unit, and the Company considers its relationship with its employees to be good.

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

    The following discussion summarizes certain aspects of the banking laws and regulations that affect the Company. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in the state legislature, and before the various bank regulatory agencies. The likelihood and timing of any changes, and the impact such changes might have on the Company are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Company. To the extent that the following information describes statutory or regulatory provisions, it is qualified entirely by reference to the particular statutory or regulatory provision.

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

    Banking holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the terms of the CRA, the Federal Deposit Insurance Corporation (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low and moderate income neighborhoods. Furthermore, such assessment is also required of the bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally-regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve Board will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. The Banking Law contains provisions similar to the CRA which are applicable to state chartered banks.

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

    FDIC Deposit Insurance. Currently, certain deposits of financial institutions are separately insured under two deposit insurance funds, both administered by the FDIC. They are the Bank Insurance Fund (BIF) for the deposits originated by the banks and the Savings Association Insurance Fund
(SAIF) for the deposits originated by savings associations. The targeteted designated reserve ratio (DRR) is 1.25%. Through deposit insurance assessments made by the FDIC, BIF's DRR was restored to 1.25% of insured deposits in 1995; however, at September 30, 1996, approximately $4.5 billion was required to restore SAIF's DRR to that level. On that date the Deposit Insurance Funds Act of 1996 (the Funds Act) became law. The Funds Act required the FDIC to impose a one-time assessment of 65.7 basis points on SAIF assessable deposits (including 80% of those which had beens acquired by the banks) sufficient to capitalize the SAIF at its targeted 1.25% DRR. Since certain of its banking subsidiaries held SAIF assessable deposits, the Banks incurred a SAIF assessment expense of $7.3 million at September 30, 1996. Since the recapitalization of BIF and SAIF has increased their DRR's to 1.25% and since financial institution failures have dramatically decreased, in the near future financial institutions are expected to have significantly lower insurance assessments than have been imposed in the recent past. Moreover, the FDIC establishes deposit insurance assessment rates based primarily upon an institution's risk to the deposit insurance funds such that the Company's banking subsidiaries, all of which are deemed to be "well capitalized" for regulatory purposes, should enjoy favorable rates in the event that further assessments should be necessary.

    Under the Funds Act, BIF and SAIF would be merged on date as of which the last savings association shall cease to exist. SAIF was initially funded by issuance of Financing Corporation bonds (FICO Bonds). The Funds Act provides that 20% of the interest payable on the FICO Bonds shall be assessed against BIF assessable deposits and the remaining 80% against SAIF assessable deposits prior to the merger of BIF and SAIF to form the Deposit Insurance Fund (DIF). After the merger, DIF assessable deposits would be assessed 100% of the FICO Bond interest, since the separate existence of SAIF and BIF would have ceased.

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

    Capital Adequacy. See "Notes to Consolidated Financial Statements--Note 15" for details of Shareholder's Equity.

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

    Competition. The Company competes in offering commercial and personal financial services with other banking institutions and with firms in a number of other industries, such as personal loan companies, sales finance companies, leasing companies, securities brokers and dealers, insurance companies, credit unions and retail merchandising organizations. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis. Compared to less extensively regulated financial services companies, the Company's operations are significantly impacted by state and federal regulations applicable to the banking industry.

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

    A number of bills have been introduced in Congress which would further regulate, deregulate or restructure the financial services industry. It is not possible to predict whether these or any other proposals will be enacted into law or, even if enacted, the effect which they may have on the Company's business and earnings.

ITEM 2. PROPERTIES

    ONBANCorp's executive offices are located at 101 South Salina Street, Syracuse, New York 13202. At December 31, 1996, ONBANCorp operated from 120 locations including 77 full service branches, 1 public accommodation office, 8 specialized lending offices and 34 freestanding proprietary automated teller machines. The Company owned the building and land for 32 of its locations and leased space for 88 locations. The aggregate net book value of premises owned by ONBANCorp and leasehold improvements of leased offices (net of accumulated depreciation and amortization) at December 31, 1996, was $54,986,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

    The information required herein is incorporated by reference from the section captioned "Description of Business" of the Company's 1996 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

    The information required herein is incorporated by reference from the table captioned "Selected Financial Data" on page 20 of the Company's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis" on pages 21 to 30 of the Company's 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required herein is incorporated by reference from pages 31 to 51 of the Company's 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required herein is incorporated by reference from pages 3 to 11 of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission ("SEC") on March 18, 1997.

ITEM 11. EXECUTIVE COMPENSATION

    The information required herein is incorporated by reference from pages 11 to 22 of the Company's definitive Proxy Statement filed with the SEC on March 18, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required herein is incorporated by reference from pages 2 and 7 of the Company's definitive Proxy Statement filed with the SEC on March 18, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required herein is incorporated by reference from page 23 of the Company's definitive Proxy Statement filed with the SEC on March 18, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) The following financial statements are incorporated by reference from
Part II Item 8 hereof: (Annual Report to Shareholders included as Exhibit 13).

    Independent Auditors' Report

    Consolidated Balance Sheets at December 31, 1996 and 1995

    Consolidated Statements of Income for Each of the Years in the Three Year Period Ended December 31, 1996

    Consolidated Statements of Changes in Shareholders' Equity for Each of the Years in the Three Year Period Ended December 31, 1996

    Consolidated Statements of Cash Flows for Each of the Years in the Three Year Period Ended December 31, 1996

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

NO.   EXHIBIT
----- -------

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

 10.2  Severance Agreement, dated as of July 30, 1990 between ONBANCorp,
       Inc., OnBank and five executive officers of registrant, incorporated by reference to Exhibit 10.4 to the registrant's Form 10-K filed with the Commission on March 29, 1991.

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

 10.10 Assumption Agreement to the Severence Agreement, dated as of January 15, 1993, between ONBANCorp Inc., OnBank & Trust Co., OnBank and five executive officers, incorporated by reference to Exhibit 10.10 to the registrant's Form 10-K filed with the commission on March 31, 1994.

 10.11 Assumption Agreement to the Supplemental Employee Retirement Agreement, dated as of January 15, 1993, between ONBANCorp, Inc., OnBank & Trust Co., OnBank and Robert J. Bennett, incorporated by reference to Exhibit 10.11 to the registrant's Form 10-K filed with the commission on March 31, 1994.

 11    Earnings per Share Computations

 13    Annual Report to Shareholders for the Year ended December 31, 1996.

 21    List of Registrant's Subsidiaries.

 23    Consent of Independent Auditors

 27    Financial Data Schedule

    (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report which are required to be included herein.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1997.

                                      ONBANCorp, Inc.

                                      By: /s/ Robert J. Bennett
                                         ---------------------------
                                         Robert J. Bennett
                                         Chairman of the Board,
                                           President and Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                             Title
      ---------                             ------
/s/ Robert J. Bennett
----------------------------    Chairman of the Board, President,
 Robert J. Bennett              Chief Executive Officer and Director

/s/ David M. Dembowski
----------------------------    Executive Vice President and Secretary
David M. Dembowski

/s/ Robert J. Berger
----------------------------    Senior Vice President, Treasurer, Chief
Robert J. Berger                Financial Officer

/s/ William F. Allyn
----------------------------    Director
William F. Allyn

/s/ Chester D. Amond
----------------------------    Director
Chester D. Amond

/s/ William J. Donlon
----------------------------    Director
William J. Donlon


----------------------------    Director
Russell A. King

/s/ Henry G. Lavarnway, Jr.
----------------------------    Director
Henry G. Lavarnway, Jr.

/s/ John D. Marsellus
----------------------------    Director
John D. Marsellus

/s/ J. Kemper Matt
----------------------------    Director
J. Kemper Matt

/s/ Peter J. Meier
----------------------------    Director
Peter J. Meier

/s/ Peter J. O'Donnell, Jr.
----------------------------    Director
Peter J. O'Donnell, Jr.

/s/ T. David Stapleton, Jr.
----------------------------    Director
T. David Stapleton, Jr.


----------------------------    Director
William J. Umphred

/s/ Thomas H. van Arsdale
----------------------------    Director
Thomas H. van Arsdale

/s/ John L. Vensel
----------------------------    Director
John L. Vensel

/s/ Joseph N. Walsh, Jr.
----------------------------    Director
Joseph N. Walsh, Jr.