Form 10-Q
period 1997-03-31
ONBANCORP INC
filed 1997-05-15
CIK 846609

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
            Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934


For the quarterly period ended: March 31, 1997    Commission File No.: 0-18011



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



                            (315) 424-4400
                            ---------------
         (Registrant's telephone number, including area code)



    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES __X__   NO_____


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share               13,287,346
---------------------------------------               -----------
           (Title of Class)                      (Shares Outstanding)





-------------------------------------------------------------------------------

                          This report contains 20 pages

                        ONBANCorp, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX



PART I. FINANCIAL INFORMATION
                                                                         PAGE
                                                                         ----
Item 1. Financial Statements



        Condensed Consolidated Balance Sheets
         March 31, 1997, December 31, 1996, and March 31, 1996..........    3

        Condensed Consolidated Statements of Income
         for the Three Months ended March 31, 1997 and 1996.............     4

        Condensed Consolidated Statements of Changes in Shareholders'
         Equity for the Three Months ended March 31, 1997 and 1996......     5

        Condensed Consolidated Statements of Cash Flows
         for the Three Months ended March 31, 1997 and 1996.............     6

        Notes to Condensed Consolidated Financial Statements............   7-9


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations........................................... 10--16



PART II. OTHER INFORMATION..............................................     17


Signatures..............................................................     18

ONBANCorp, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)

--------------------------------------------------------------------------------------------------------------------------

                                                                              March 31,     December 31,    March 31,
                                                                                1997           1996           1996
--------------------------------------------------------------------------------------------------------------------------

ASSETS

Cash and due from banks                                                    $   111,334        169,740        134,722
Federal funds sold and other                                                     9,561         12,253         14,337
Securities:
  Trading                                                                        1,705          1,727          1,790
  Available for sale                                                         1,023,283        925,340        879,797
  Held to maturity, fair value of $1,617,716 at March 31, 1997,
   $1,702,201 at December 31, 1996, and $1,796,455 at March 31, 1996         1,613,242      1,683,908      1,775,035
--------------------------------------------------------------------------------------------------------------------------
             Total securities                                                2,638,230      2,610,975      2,656,622
--------------------------------------------------------------------------------------------------------------------------
Loans:
  Portfolio, net of premium and discount                                     2,481,262      2,448,474      2,307,775
  Allowance for loan losses                                                    (38,491)       (37,840)       (35,793)
--------------------------------------------------------------------------------------------------------------------------
             Net loans                                                       2,442,771      2,410,634      2,271,982
--------------------------------------------------------------------------------------------------------------------------
Loans available for sale                                                        57,216         38,759         43,046
Premises and equipment, net                                                     62,181         62,557         65,718
Due from brokers                                                                35,182           -           117,551
Other assets                                                                   113,686        112,959        116,073
--------------------------------------------------------------------------------------------------------------------------
             TOTAL ASSETS                                                  $ 5,470,161      5,417,877      5,420,051
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                                                       340,325        356,171        296,662
    Interest bearing:
      Savings, NOW and money market                                          1,213,085      1,214,823      1,318,362
      Time deposits less than $100,000                                       1,628,821      1,646,576      1,631,504
      Time deposits $100,000 and greater                                       689,563        604,336        519,100
--------------------------------------------------------------------------------------------------------------------------
             Total deposits                                                  3,871,794      3,821,906      3,765,628
--------------------------------------------------------------------------------------------------------------------------
  Repurchase agreements                                                        309,459        254,471        354,330
  Other borrowings                                                             723,182        874,917        804,205
  Due to brokers                                                               109,368         40,724         33,450
  Other liabilities                                                             64,681         65,808         71,048
--------------------------------------------------------------------------------------------------------------------------
             Total liabilities                                               5,078,484      5,057,826      5,028,661
--------------------------------------------------------------------------------------------------------------------------

Capital trust securities                                                        60,000           -              -
--------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 10,000,000 shares authorized;
    Series B 6.75% Cummulative Convertible; par value $1.00 per share;
    10,000,000 shares authorized; issued at outstanding; none at March 31,
    1997; 2,342,052 at December 31, 1996; 2,515,700 at March 31, 1996;            -             2,342          2,516
  Common stock, par value $1.00 per share; 56,000,000 shares authorized;
    shares issued; March 31, 1997 - 14,292,924; December 31, 1996-              14,293         14,139         14,104
    14,139,475; March 31, 1996 - 14,104,320
  Additional paid-in capital                                                    98,596        156,465        155,899
  Retained earnings                                                            284,228        276,767        260,122
  Net unrealized holding loss on securities, net of deferred taxes             (22,828)       (20,169)       (22,883)
  Treasury Stock, at cost, 1,005,578 shares at March 31, 1997,
    1,994,143 at December 31, 1996, 577,900 at March 31, 1996.                 (42,462)       (65,343)       (18,068)
  Guarantee of ESOP indebtedness                                                 (150)          (150)          (300)
--------------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                        331,677        360,051        391,390
--------------------------------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 5,470,161      5,417,877      5,420,051
--------------------------------------------------------------------------------------------------------------------------
  See accompanying notes to condensed consolidated financial statements.

ONBANCorp, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except Share Data)

--------------------------------------------------------------------------------
                                                       For the Three Months
                                                          ended March 31,
                                                        1997            1996
--------------------------------------------------------------------------------
Interest income:
  Loans                                                $51,011         48,478
  Securities                                            40,990         45,370
  Federal funds sold and other                             627            979
-------------------------------------------------------------------------------
      Total interest income                             92,628         94,827
-------------------------------------------------------------------------------
Interest expense:
  Deposits                                              39,537         38,962
  Borrowings:
    Repurchase agreements                                4,786          5,543
    Other                                               10,018         12,440
--------------------------------------------------------------------------------
      Total interest expense                            54,341         56,945
--------------------------------------------------------------------------------
       Net interest income                              32,287         37,882
Provision for loan losses                                1,796          1,950
--------------------------------------------------------------------------------
       Net interest income after provision for loan
        losses                                          36,491         35,932
--------------------------------------------------------------------------------
Other operating income:
  Mortgage banking                                       1,047            793
  Service charges                                        5,140          4,328
  Net gain on securities                                 2,085          1,893
  Other                                                  1,527          1,500
-------------------------------------------------------------------------------
      Total other operating income                       9,799          8,514
--------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                        10,263         10,512
  Building, occupancy and equipment                      4,857          4,735
  Deposit insurance premiums                               259            705
  Contracted data processing                             2,771          2,625
  Legal and financial services                           1,133            951
  Capital trust securities dividend                        850            -
  Other                                                  6,822          6,685
--------------------------------------------------------------------------------
      Total other operating expenses                    26,955         26,213
--------------------------------------------------------------------------------
       Income before taxes                              19,335         18,233
Income taxes                                             7,187          6,667
--------------------------------------------------------------------------------
       Net income                                      $12,148         11,566
--------------------------------------------------------------------------------
Income per common share:
  Primary                                              $  0.88           0.77
  Fully diluted                                           0.87           0.74
--------------------------------------------------------------------------------
  See accompanying notes to condensed consolidated financial statements.

ONBANCorp, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity (In Thousands, Except Share Data)


                                                                                     Net
                                                                                  Unrealized
                                                         Additional               Holding                  Guarantee of
                                    Preferred  Common     Paid-in     Retained     Loss on     Treasury     ESOP
                                     Stock     Stock      Capital     Earnings     Securities    Stock     Indebtedness     Total

-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995        $  2,516   14,095     155,748      253,727      (18,952)     (18,068)       (300)     388,766


Net income                                 -        -           -       11,566            -            -             -      11,566
Stock issued under
 Stock Option Plans                        -        4          34            -            -            -             -          38
 Employee Stock Purchase Plan              -        5         117            -            -            -             -         122
Cash dividends declared:
 Preferred ($.42 per share)                 -        -           -      (1,060)            -            -             -      (1,060)
 Common ($.30 per share)                    -        -           -      (4,111)            -            -             -      (4,111)
Changes in net unrealized holding loss
 on securities, net of income tax effect
 of ($2,519)                               -        -           -            -        (3,931)          -             -      (3,931)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996           $   2,516   14,104     155,899     260,122       (22,883)      (18,068)       (300)     391,390
-----------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1996        $   2,342   14,139     152,465     276,767        (20,169)      (65,343)       (150)    360,051


Net income                                  -        -           -      12,148              -             -           -      12,148
Stock issued under
 Stock Option Plans                        -       150       1,991          -              -             -           -       2,141
 Tax benefits related to
  stock options                             -         -       1,549          -              -             -           -       1,549
 Employee Stock Purchase Plan               -         4         129          -              -                         -         133
Cash dividends declared
 Common ($.34 per share)                    -         -           -      (4,687)            -             -           -     (4,687)
Treasury stock purchase                     -         -           -           -             -        (36,075)         -    (36,075)
Preferred stock redemption                (36)        -        (888)          -             -             -           -       (924)
Preferred stock conversion             (2,306)        -     (56,650)          -             -         58,956          -           -
Changes in net unrealized holding
 loss on securities, net of income
 tax effect of ($1,725)                      -        -            -          -          (2,659)           -           -    (2,659)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997             $      -   14,293      98,596      284,228         (22,828)     (42,462)       (150)  331,677
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

ONBANCorp, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                     For the Three Months
                                                                                                      1997             1996
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                 $   (1,599)         19,591
---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale                                              89,549         172,590
   Proceeds from maturities of and principal collected on securities available for sale              50,399          56,855
   Proceeds from maturities of and principal collected on securities held to maturity               123,577         198,718
   Purchases of securities available for sale                                                      (200,973)       (181,024)
   Purchases of securities held to maturity                                                         (68,297)       (227,859)
   Net change in loans                                                                              (36,444)        (21,925)
   Purchases of premises and equipment                                                               (1,167)           (772)
   Other                                                                                              1,257           1,669
---------------------------------------------------------------------------------------------------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                                                             (42,099)         (1,748)
---------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net increase (decrease) in deposit accounts excluding time deposits                              (17,584)          2,932
   Net increase (decrease) in time deposits                                                          67,472         (45,577)
   Net increase (decrease) in repurchase agreements                                                  54,988          (7,287)
   Net increase (decrease) in other borrowings                                                       (9,300)         25,700
   Advances from Federal Home Loan Bank                                                              22,230             631
   Repayment of advances from Federal Home Loan Bank                                               (164,031)       (125,029)
   Repayments of collateralized mortgage obligations                                                   (634)           (467)
   Issuance of Capital Trust Securities                                                              60,000             -
   Net proceeds from issuance of common stock                                                         2,274             160
   Purchase of treasury stock                                                                       (26,780)            -
   Repurchase of preferred stock                                                                       (924)            -
   Cash dividends paid on common stock                                                               (4,123)         (4,029)
   Cash dividends paid on preferred stock                                                              (988)         (1,062)
---------------------------------------------------------------------------------------------------------------------------------
  NET CASH USED BY FINANCING ACTIVITIES                                                             (17,400)       (154,028)
---------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                           (61,098)       (136,185)
Cash and cash equivalents at beginning of period                                                    181,993         285,244
---------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                       $  120,895         149,059
---------------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of cash flow information:
   Cash paid during the period for:
    Interest                                                                                         54,428         56,324
    Income taxes                                                                                        234          1,410
   Non-cash investing and financing activities:
    Securitization of mortgage loans                                                                    -           17,512
    Mortgage loans transferred to other real estate owned                                             1,480          1,359

---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                      ONBANCorp, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

    The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at March 31, 1997 and 1996 and the results of operations for the three months ended March 31, 1997 and 1996.

    Certain reclassifications have been made to prior period amounts for consistency in reporting.

(2) LOANS

    Impaired loans were $7.5 million and $11.4 million at March 31, 1997 and 1996, respectively. Included in these amounts are $1.8 million and $9.8 million of impaired loans for which the related allowance for loan losses is $.3 million and $1.6 million at March 31, 1997 and 1996, respectively. In addition, included in the total impaired loans is $5.7 million and $3.6 million of impaired loans that, as a result of the adequacy of collateral values and cash flow analysis do not have a specific impairment reserve at March 31, 1997 and 1996, respectively. The average recorded investments in impaired loans during the three months ended March 31, 1997 and 1996 was approximately $7.2 million and $10.7 million, respectively.

    For the three months ended March 31, 1997 and 1996, the Company recognized interest income on those impaired loans of $137 thousand and $133 thousand, respectively using the cash basis method of income recognition.

                                        8

(3) SECURITIES

     The following table sets forth securities available for sale as of March 31, 1997:

     ---------------------------------------------------------------------------------
                                                    Gross Unrealized      Fair
                                       Amortized    ----------------
     (In Thousands)                       Cost       Gains    Losses      Value
     ------------------------------------------------------------------------------
     Debt securities:
       U.S. Government obligations     $  39,059        5       243        38,821
       U.S. Government agencies          114,992       --     3,807       111,185
       Corporate and other                33,689       35        67        33,657
       Mortgage-backed securities        778,944    4,173     1,651       781,466
     ----------------------------------------------------------------------------
         Total debt securities           966,684    4,213     5,768       965,129
     Equity securities:
       Common                                 13       --        --            13
       Preferred                          14,112       54        51        14,115
       Federal Home Loan Bank             44,026       --        --        44,026
     ----------------------------------------------------------------------------
         Total equity securities          58,151       54        51        58,154
     ----------------------------------------------------------------------------
                                      $1,024,835    4,267     5,819     1,023,283
     ----------------------------------------------------------------------------



     The following table sets forth securities held to maturity as of March 31, 1997:

     ----------------------------------------------------------------------------
                                                    Gross Unrealized      Fair
                                       Amortized   ----------------
     (In Thousands)                       Cost       Gains    Losses      Value
     ------------------------------------------------------------------------------

     Debt securities:
       U.S. Government obligations    $   14,978       11        24        14,965
       U.S. Government agencies          135,470       --     7,927       127,543
       State and municipal                65,345      994        91        66,248
       Corporate and other                   488        6        --           494
       Mortgage-backed securities      1,433,454    3,999    28,987     1,408,466
     ------------------------------------------------------------------------------
         Total debt securities         1,649,735    5,010    37,029     1,617,716
       Unamortized holding loss on
         securities transferred          (36,493)
     ------------------------------------------------------------------------------
                                      $1,613,242
     ------------------------------------------------------------------------------


     In view of a regulatory policy revision in 1994, the Company transferred securities with a fair value of $1.265 billion and a net unrealized holding loss of $71.6 million at date of transfer from available for sale to held to maturity. At March 31, 1997, the remaining unamortized loss on US Government agency securities was $8,123,000 and mortgage-backed securities was $28,370,000.

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

(4) CAPITAL TRUST SECURITIES

    In February 1997, the Company, through a subsidiary Trust formed for the sole purpose of issuing capital securities, issued $60,000,000, 9.25% Capital Securities due February 1, 2027. Proceeds of this issue will primarily be used to fund the 1,400,000 common share repurchase announced in January 1997. In October of 1996 the Federal Reserve Board approved Tier I capital treatment for this type of capital securities which provides the Company with a method of funding Tier I capital that is tax deductible. The proceeds to the Trust are lent to the holding company as long-term junior subordinated debentures that are subordinated to all holding company debt but senior to all common stock. The securities may be called at a premium, in whole or in part, on or after February 1, 2007 and provisions are included which provide for the temporary deferral of interest payments for a period of up to five years.

(5) SHAREHOLDERS' EQUITY

    In January 1997, the Company completed its previously announced Series "B" Cumulative Convertible Preferred Stock redemption, which resulted in the redemption of 35,514 shares at a cost of $.924 million and the remaining 2,306,538 shares being converted to 1,799,096 shares of Common Stock issued from treasury stock. In 1997, the Company also repurchased 798,300 shares of Common Stock at a cost of $35.528 million. In addition, the Company intends to continue to acquire up to an additional 601,700 common shares, as market conditions permit.

(6) OTHER ACCOUNTING ISSUES

    Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. In December 1996, the Financial Accounting Standards Board (FASB) deferred for one year the effective date of SFAS No. 125 as it relates to transfers of financial assets and secured borrowings and collateral. The adoption of SFAS No. 125 has not had a material impact on the Company's consolidated financial statements.

    In February 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. All prior period EPS will be restated after the effective date of this statement. Management does not believe the adoption of SFAS No. 128 will have a material impact on its financial condition or results of operation.

                             ONBANCorp, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    ONBANCorp, Inc.'s ("ONBANCorp" or "the Company") results of operations are dependent upon the results of operations of its wholly owned subsidiary banks:
OnBank & Trust Co.and Franklin First Savings Bank ("the Banks"). On January 1, 1997 OnBank & Trust Co. and OnBank merged, thereby creating a single banking entity in New York State.

    First quarter net income was $12.1 million compared to $11.6 million for the 1996 first quarter. Fully diluted net income per common share was $.87 compared to $.74 for the 1996 first quarter. Return on Average Equity (ROE) was 13.7% for the three months ended March 31, 1997 compared to 12.0% for the respective prior year period. Return on Average Assets (ROA) was .93% for the three months ended March 31, 1997 compared to .85% for the respective prior year period.

    Book value per common share was $24.96 at March 31, 1997, $24.82 at December 31, 1996, and $24.29 at March 31, 1996. A regular dividend of $.34 per common share was declared for the first quarter of 1997 and paid on April 1, 1997.

NET INTEREST INCOME

    Increasing core business activity has been a significant influence in year over year performance improvements. During the one year period ended March 31, 1997, commercial loans have increased by $80 million or 14% to $663 million and consumer loans increased by $166 million or 28% to $768 million. During the last year the residential mortgage loan portfolio has decreased by $67 million to $1,056 million despite the fact that $173 million new loans were originated. To manage overall interest rate risk in a relatively low yield market rate environment, $111 million of residential mortgage loans were securitized or sold, thereby, moderating loan portfolio growth. Total assets increased slightly by $50 million or 1% to $5.5 billion.

    Net interest income was $38.3 million for the three month period ended March 31, 1997, compared to the $37.9 million recorded in the respective prior year period. Average loans of $2.444 billion for the first three months of 1997 were $150 million or 7% improved over the first three months of 1996 as a result of the Company's continuing focus on expanding loan generation. The yield on these average loans declined by 4 basis points to 8.46% for the first three months of 1997 compared to the 8.50% for the prior year period. The volume of average securities for the first three months of 1997 declined to $2.528 billion or by $265 million compared to the prior year period. The yield on these securities increased by 5 basis points to 6.58% as a combined result of reinvestment and the scheduled repricing of certain adjustable-rate securities. Average interest earning assets of $5.013 billion were $150 million less for the first three months of 1997 than for the first three months of 1996 due to the decline in securities. The yield on total earning assets increased by 10 basis points to 7.49% for the three months of 1997 compared to the first three months of 1996 reflecting the increased proportion of loans to overall earning assets. The Company intends to continue its efforts to increase its core lending business as a percentage of overall earning assets.

    The average balance of savings deposits decreased by $82 million to $680 million for the first three months of 1997 compared to the prior year period. The cost of these deposits also decreased by 14 basis points to 2.54% for the first three months of 1997 compared to the prior year period. Average time deposits increased $118 million to $2.319 billion for the first three months of 1997 compared to the first three months of 1996. The costs of these deposits decreased by 10 basis points to 5.54% for the first three months ended March 31, 1997 compared to the prior year period. The increase in time deposits was the result of increases in retail and municipal certificates of deposit being greater than the decrease in retail brokered certificates of deposit. Average interest bearing transaction accounts (money market, NOW and escrow deposits) increased $6 million to $538 million and the cost increased 41 basis points to 2.69% when comparing the first three months of 1997 to the first three months of 1996. Average total interest bearing deposits increased by $42 million to $3.538 billion for the first three months of 1997 compared to the first three months of 1996.

    Total average borrowings (including repurchase agreements) of $.975 billion for the first three months of 1997 are $219 million or 18% less than the $1.195 billion for the first three months of 1996 reflecting the Company's strategy to reduce borrowings. The essentially flat slope of the yield curve in 1996 provided the opportunity for extending liabilities and thereby helping to protect against rising interest rates resulting in a 10 basis point increase in the overall borrowing cost, however, the offset is that the Company's net interest income will not benefit as much from declining interest rates. As a result of the decreased volume of higher cost borrowings, the cost of total interest bearing liabilities remained at 4.88% for the first three months of 1997 and 1996.

    The effect of the increase in yield on earning assets of 10 basis points resulted in the net interest spread increasing from 2.51% to 2.61% for the first three months of 1997 compared to the first three months of 1996. The effects of average interest bearing liabilities decreasing by more than interest earning assets resulted in the net interest margin, which is affected by the relative average balances of interest earning assets and interest bearing liabilities, increasing by 15 basis points to 3.10% for the first three months of 1997 compared to the first three months of 1996. Contributing to this improvement was the increase of $34 million in average non-interest bearing deposits. The Banks intend to continue to emphasize increasing the balances in non-interest bearing deposits.

     This table sets forth for the three months ended March 31, the average daily balances of the Company's major asset and liability items and the interest earned or paid thereon expresed in dollars and weighted average rates:

-----------------------------------------------------------------------------------------------------------------------------------

                                                            1997                                  1996

                                                   Average             Yield\           Average              Yield
(Dollars in Thousands)                             Balance  Interest   Rate             Balance  Interest    Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interst earning assets(1)

  Loans                                           $2,444,461  51,011     8.46%           2,294,739  48,478      8.50%
  Securities                                       2,528,249  40,990     6.58%           2,793,364  45,370      6.53%
  Federal funds sold and other                        40,416     627     6.29%              74,774     979      5.27%
-----------------------------------------------------------------------------------------------------------------------------------

   Total interest earning assets                   5,013,126  92,628     7.49%           5,162,877  94,827      7.39%
Non-interest earning assets                          297,604                               281,110
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                   $5,310,730                             5,443,987
-----------------------------------------------------------------------------------------------------------------------------------

Interest bearing liabilities
  Savings deposits                                    680,430   4,257      2.54%           762,900   5,090     2.68%
  Time deposits                                     2,319,470  31,708      5.54%         2,201,648  30,851     5.64%
  Money market accounts, NOW accounts,
    and escrow deposits                               538,425   3,572      2.69%           532,263   3,021     2.28%
-----------------------------------------------------------------------------------------------------------------------------------
   Total Deposits                                   3,538,325  39,537      4.53%         3,496,811  38,962     4.48%
 Repurchase agreements                                314,412   4,786      6.17%           354,004   5,543     6.30%
 Other borrowings                                     660,906  10,018      6.15%           840,692  12,440     5.95%
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities               4,513,643  54,341      4.88%         4,691,507  56,945     4.88%
 Non-interest bearing depositis                       334,333                              300,456
 Non-interest bearing liabilities                      65,670                               62,976
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                4,913,646                            5,054,939
 Capital trust securities                              37,333
 Shareholders' equity                                 359,751                              389,048
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity      $5,310,730                            5,443,987
 Net interest income                               $           38,287                               37,882
-----------------------------------------------------------------------------------------------------------------------------------
   Interest rate spread                                                     2.61%                              2.51%
   Net interest margin(2)                                                          3.10%                              2.95%
 Total interest earning assets to total interest
   bearing liabilities                                                      1.11X                              1.10X
 Average equity to average assets                                           6.77%                              7.15%
-----------------------------------------------------------------------------------------------------------------------------------

  (1) Nonaccruing loans, which are immaterial, have been included in interest earning assets.

  (2) Computed by dividing net interest income by total average interest earning assets.

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

     ------------------------------------------------------------------
                                        1997 Compared to 1996
                                             Increase (Decrease)
     (Dollars in Thousands)            Volume        Rate       Net
     ------------------------------------------------------------------
     Interest earning assets
      Loans                             $ 2,784      (251)     2,533
      Securities                         (4,690)      310     (4,380)
      Federal funds sold and other         (512)      160       (352)
     ------------------------------------------------------------------
        Total change in income from
         interest earning assets         (2,418)      219      (2,199)
     ------------------------------------------------------------------


     Interest bearing liabilities
       Savings deposits                    (562)      (271)      (833)
       Time deposits                      1,459       (602)       857
       Money market accounts, NOW
         accounts, and escrow deposits       34        517        551
     ------------------------------------------------------------------
        Total change in interest
          expense on deposits               931       (356)       575
       Repurchase agreements               (639)      (118)      (757)
       Other borrowings                  (2,810)       388      (2,422)
     ------------------------------------------------------------------
         Total change in expense from
           interest bearing liabilities  (2,518)       (86)     (2,604)
     ------------------------------------------------------------------
       Net interest income              $   100        305         405
     ------------------------------------------------------------------


     Allowance for Loan Losses. Management's evaluation of the adequacy of the allowance takes into consideration the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions.

     Non-performing loans plus other real estate owned represented .59% of total assets at March 31, 1997. The Company's provision for loan losses of $1.8 million for the three month period ended March 31, 1997 decreased from the $2.0 million in the prior year period. The coverage ratio of allowance for loan losses to non-performing loans increased from 140% at December 31, 1996 to 142% at March 31, 1997. The allowance as a percent of gross loans was 1.6% at March 31, 1997. The ratio of delinquent loans as a percentage of gross loans was 1.1% at March 31, 1997. Loan quality remains strong at ONBANCorp.

     The following table sets forth the activity in the allowance for loan losses for the period indicated:

                                                                       December 31,
                                      March 31,     --------------------------------------------------
(Dollars in Thousands)                  1997         1996       1995       1994       1993       1992
------------------------------------------------------------------------------------------------------
Beginning balance                      $37,840      34,583     33,775     32,717     31,722     13,064

Charge-offs
 Mortgage loans                            579       2,804      3,749      3,706        748      1,623
 Commercial loans                          196       1,136      1,437      1,746      7,303          8
 Other loans                               782       2,698      2,405      2,686      3,684        639
------------------------------------------------------------------------------------------------------

Total charge-offs                        1,557       6,638      7,591      8,138     11,735      2,270
------------------------------------------------------------------------------------------------------
Recoveries
 Mortgage loans                            220       1,073        630        236          1         30
 Commercial loans                           49         514        352        598      1,341          9
 Other loans                               143         495        627        724      1,091         93
------------------------------------------------------------------------------------------------------
Total recoveries                           412       2,082      1,609      1,558      2,433        132
------------------------------------------------------------------------------------------------------
Net charge-offs                          1,145       4,556      5,982      6,580      9,302      2,138
------------------------------------------------------------------------------------------------------
Provision for loan losses                1,796       7,813      6,790      7,638     10,297      5,900
Allowance of combined banks               --          --         --         --         --       14,896
------------------------------------------------------------------------------------------------------
Ending balance                         $38,491      37,840     34,583     33,775     32,717     31,722
------------------------------------------------------------------------------------------------------
 Ratio of net charge-offs to
   average loans outstanding              0.05%       0.19%      0.28%      0.35%      0.47%      0.14%
------------------------------------------------------------------------------------------------------



     The following table sets forth the allocation of the allowance for loan losses:

                                                                       December 31,
                                      March 31,     --------------------------------------------------
(Dollars in Thousands)                  1997         1996       1995       1994       1993       1992
------------------------------------------------------------------------------------------------------
 Mortgage loans                        $16,450      16,532     15,629     17,374     17,313    15,237
 Mortgage loans to total loans           53.80%      54.14%     59.36%     59.74%     60.68%    60.93%
 Construction loans                    $ 1,289       1,486      1,060        340        340       150
 Construction loans to total
   loans                                  1.81%       2.17%      2.30%      1.58%      1.64%     1.63%
 Commercial loans                      $12,672      11,851     11,801     10,676     10,856    10,774
 Commercial loans to total loans         13.06%      13.39%     11.98%     11.32%      9.84%     9.47%
 Other loans                           $ 8,080       7,971      6,093      5,385      4,208     5,561
 Other loans to total loans              31.33%      30.30%     26.36%     27.36%     27.84%    27.97%
------------------------------------------------------------------------------------------------------
 Total allowance for loan
   losses                              $38,491      37,840     34,583     33,775     32,717     31,722
------------------------------------------------------------------------------------------------------

     The loan loss allowance allocation provided does not necessarily represent the total amount which may or may not be available for actual future losses in any one or more of the categories.

     The following table sets forth information with respect to loans delinquent for 90 days or more, restructured loans and other nonperforming assets:

-----------------------------------------------------------------------------------------------------------------------
                                                                                     December 31,
                                                     March 31,   ------------------------------------------------------
(Dollars in Thousands)                                 1997       1996        1995       1994        1993        1992
-----------------------------------------------------------------------------------------------------------------------
Delinquent mortgage loans:
  Conventional                                     $  12,203     11,743      12,340      12,691      11,436      13,275
  FHA and VA                                             759        775         705         612         905       1,155
  Multi family and commercial                          7,490      7,891       9,063       8,591       7,546       7,864
-----------------------------------------------------------------------------------------------------------------------
Total delinquent mortgage loans                       20,452     20,409      22,108      21,894      19,887      22,294
-----------------------------------------------------------------------------------------------------------------------
As a percentage of gross mortgage loans                  1.5%       1.5%        1.5%        1.8%        1.7%        1.7%
-----------------------------------------------------------------------------------------------------------------------
Delinquent commercial loans                        $   4,309      4,245       4,387       5,593       6,655       9,782
-----------------------------------------------------------------------------------------------------------------------
As a percentage of gross commercial loans                1.3%       1.3%        1.6%        2.5%        3.6%        4.9%
-----------------------------------------------------------------------------------------------------------------------
Delinquent other loans:
  Home equity                                      $     583        599         738         720         414         528
  Guaranteed student                                     259        222         183         157          97         902
  Loans to individuals                                 1,532      1,602       1,542       1,396       1,651       1,815
-----------------------------------------------------------------------------------------------------------------------
Total delinquent other loans                       $   2,374      2,423       2,463       2,273       2,162       3,245
-----------------------------------------------------------------------------------------------------------------------
As a percentage of gross other loans                     0.3%       0.3%        0.4%        0.4%        0.4%        0.6%
-----------------------------------------------------------------------------------------------------------------------
Delinquent loans as a percentage of gross loans          1.1%       1.1%        1.2%        1.5%        1.5%        1.7%
-----------------------------------------------------------------------------------------------------------------------
Nonperforming loans:
  Non-accrual loans                                $  21,049     20,172      23,580      22,525      25,381      30,236
  Accruing loans delinquent 90 days or more            2,226      2,464       2,586       2,386       3,323       5,085
  Restructured loans                                   3,860      4,441       2,792       4,849       5,559       4,053
-----------------------------------------------------------------------------------------------------------------------
Total nonperforming loans:                            27,135     27,077      28,958      29,760      34,263      39,374
Other nonperforming assets:
  Other real estate owned                              4,350      4,054       4,019       5,431      10,719      17,332
  Repossessed assets                                     667        732         441         335         666         327
-----------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                         $  32,152     31,863      33,418      35,526      45,648      57,033
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of
  nonperforming loans                                 141.85%    139.75%     119.42%     113.49%      95.49%      80.57%
Nonperforming assets as a percentage of total
  assets                                                0.59%      0.59%       0.60%       0.53%       0.79%       1.21%
-----------------------------------------------------------------------------------------------------------------------

     Potential problem loans at March 31, 1997 amounted to $18.8 million compared with $20.9 million at March 31, 1996. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrower's inability to comply with the present loan repayment terms. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

OTHER OPERATING INCOME

    Other operating income, which is generated by mortgage banking activities, service charges, security transactions and miscellaneous other sources, increased by $1.3 million to $9.8 million for the three month period ended March 31, 1997 compared to the prior year period.

    Mortgage banking income increased by $.3 million to $1.0 million for the three month period ended March 31, 1997 compared to the prior year period. The increase was due to slower prepayments on serviced mortgages and increased gains on mortgages sold. The volume of loans serviced for others decreased from $1.130 billion at March 31, 1996 to $1.090 billion at March 31, 1997.

    Service charges increased $.8 million or 19% to $5.1 million for the three month period ended March 31, 1997 compared to the prior year period. Increasing volumes of commercial banking business and consumer electronic banking services are primarily responsible for these increases. The Company intends to continue to emphasize the growth of "core" commercial banking in the form of deposit growth and electronic fee generated business.

    Gains on the sale of securities increased by $.2 million to $2.1 million for the three month period ended March 31, 1997 compared to the prior year period.

    Continuing to increase other operating income is a strategic goal of the Company. The primary sources of the increases are targeted in the retail and commercial banking areas, along with electronic banking.

OTHER OPERATING EXPENSES

    First quarter operating expenses increased $.7 million to $27.0 million. Excluding the $.9 million capital trust securities dividend, operating expenses actually declined as a result of declines salaries and benfits and deposit insuance premiums. Excluding the capital trust securities dividend, an efficiency ratio of 56.7% for the first three months of 1997 reflects ongoing control of other operating expenses.

DIVIDENDS

    Payments of dividends by ONBANCorp on its common stock is subject to various regulatory and tax restrictions. During the three month period ended March 31, 1997, the Company declared dividends of $.34 per common share, amounting to $4.7 million. These dividends were paid in April 1997 to appropriate shareholders of record.

LIQUIDITY

    ONBANCorp's liquidity should be sufficient to meet normal transaction requirements and flexible enough to take advantage of market opportunities and to react to other liquidity needs. Net cash used by operating activities amounted to $2 million for the first three months of 1997 compared to the $20 million provided by operating activities for the prior year period. Investing activities used $42 million with purchases of securities nearly offsetting proceeds from sales, maturities and principal collected on securities and $36 million net used to fund loan growth. The major use of financing activity funds was to reduce advances from Federal Home Loan Bank, offset by the net increases in time deposits and repurchase agreements and the issuance of Capital Trust Securities, with total uses of cash from financing activities totaling $17 million. Cash and cash equivalents of $121 million at March 31, 1997 were $28 million less than at March 31, 1996.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

    The equity to asset ratio was 6.1% on March 31, 1997 as measured by shareholders' equity of $332 million and assets of $5.470 billion. ONBANCorp's capital ratios exceed all regulatory requirements, including the Company's regulatory capital leverage ratio of 7.4% and total risk adjusted capital ratio of 14.3% each of which significantly exceeds the regulatory targets of 5.0% and 10.0% , respectively, for "well capitalized" institutions. The current share repurchase program is expected to continue during the second quarter and will result in fewer shares of common stock outstanding at June 30, 1997 than at March 31, 1997.

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

                                ONBANCorp, INC.



                                /s/ ROBERT J. BENNETT

DATE: MAY 14, 1997              ------------------------------------------
                                ROBERT J. BENNETT
                                CHAIRMAN, PRESIDENT
                                AND CHIEF EXECUTIVE OFFICER



                                /s/ ROBERT J. BERGER
                                --------------------------------------------
DATE: MAY 14, 1997              ROBERT J. BERGER
                                SENIOR VICE PRESIDENT, TREASURER
                                AND CHIEF FINANCIAL OFFICER