Form 10-Q
period 1997-06-30
ONBANCORP INC
filed 1997-08-13
CIK 846609

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 1997     Commission File No.: 0-18011


                                   ONBANCorp, Inc.
                                   --------------
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

                                   (315) 424-4400
                                   -------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES    X         NO
                       -------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock par value $1.00 per share                       12,793,974
--------------------------------------                       ----------
         (Title of Class)                                (Shares Outstanding)



-------------------------------------------------------------------------------
                          This report contains 19 pages

                                                ONBANCorp, INC. AND SUBSIDIARIES

                                                            FORM 10-Q

                                                              INDEX




PART I.  FINANCIAL INFORMATION                                                                                                PAGE
                                                                                                                              ----
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                    June 30, 1997, December 31, 1996, and June 30, 1996 ....................................................   3

                  Condensed Consolidated Statements of Income
                    for the Three Months and Six Months ended June 30, 1997 and 1996 .......................................   4

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity for the Six Months ended June 30, 1997 and 1996 .................................................   5

                  Condensed Consolidated Statements of Cash Flows
                    for the Six Months ended June 30, 1997 and 1996 ........................................................   6

                  Notes to Condensed Consolidated Financial Statements .....................................................  7-9


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations .................................................................................. 10-17


PART II.  OTHER INFORMATION ................................................................................................   18

Signatures .................................................................................................................   19

                                          2

ONBANCorp, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Data)


---------------------------------------------------------------------------------------------------------------------
                                                                          June 30,       December 31,     June 30,
                                                                            1997             1996           1996
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                 $  120,510           169,740         135,497
Federal funds sold and other                                                15,496            12,253          27,402
Securities:
  Trading                                                                    1,993             1,727           1,708
  Available for sale                                                       936,677           925,340         857,101
  Held to maturity, fair value of $1,526,207 at June 30, 1997,
    $1,702,201 at December 31, 1996 and $1,711,183 at June 30, 1996      1,511,855         1,683,908       1,706,181
---------------------------------------------------------------------------------------------------------------------
        Total securities                                                 2,450,525         2,610,975       2,564,990
---------------------------------------------------------------------------------------------------------------------
Loans:
  Portfolio, net of premium and discount                                 2,687,721         2,448,474       2,370,515
  Allowance for loan losses                                                (38,815)          (37,840)        (37,553)
---------------------------------------------------------------------------------------------------------------------
        Net loans                                                        2,648,906         2,410,634       2,332,962
---------------------------------------------------------------------------------------------------------------------
Loans available for sale                                                    73,544            38,759          34,124
Premises and equipment, net                                                 62,794            62,557          62,846
Due from brokers                                                            14,201              ---           16,118
Other assets                                                               118,720           112,959         116,091
---------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                    $5,504,696         5,417,877       5,290,030
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIabilities:
  Deposits:
    Non-interest bearing                                                   366,377           356,171         321,347
    Interest bearing:
      Savings, NOW and money market                                      1,223,946         1,214,823       1,262,200
      Time deposits less than $100,000                                   1,771,985         1,646,576       1,558.975
      Time deposits $100,000 and greater                                   681,396           604,336         469,895
---------------------------------------------------------------------------------------------------------------------
        Total deposits                                                   4,043,704         3,821,906       3,612,417
---------------------------------------------------------------------------------------------------------------------
  Repurchase agreements                                                    324,595           254,471         292,787
  Other borrowings                                                         682,492           874,917         898,724
  Due to brokers                                                             4,864            40,724          58.992
  Other liabilities                                                         71,865            65,808          55,898
---------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                5,127,520         5,057,826       4,918,818
---------------------------------------------------------------------------------------------------------------------

Capital trust securities                                                    60,000              ---             ---
---------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
  Preferred stock, par value $1.00 per share; Series B 6.75%
    Convertible, 10,000,000 shares authorized; issued and
    outstanding; none at June 30, 1997; 2,342,052 at December 31,
    1996; 2,515,700 at June 30, 1996                                          ---              2,342           2,516
  Common stock, par value $1.00 per share; 56,000,000 shares authorized; shares issued:  June 30, 1997 - 14,304,867;
    December 31, 1996 - 14,139,475; June, 30 1996 - 14,116,356              14,305            14,139          14,116
  Additional paid-in capital                                                98,889           152,465         156,083
  Retained earnings                                                        292,072           276,767         266,785
  Net unrealized holding loss on securities, net of deferred taxes         (20,857)          (20,169)        (25,500)
  Treasury Stock, at cost, 1,510,893 shares at June 30, 1997,
    1,994,143 at December 31, 1996; 1,330,100 at June 30, 1996             (67,083)          (65,343)        (42,488)
  Guarantee of ESOP indebtedness                                              (150)             (150)           (300)
---------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                         317,176           360,051         371,212
---------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $5,504,696         5,417,877       5,290,030
---------------------------------------------------------------------------------------------------------------------

   See accompanying notes to condensed consolidated financial statements.

ONBANCorp, Inc.
Condensed Consolidated Statements of Income
(In Thousands, Except Share Data)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                            For the Three Months           For the Six Months
                                                                               ended June 30,                 Ended June 30,
                                                                            1997          1996            1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans                                                                 $   54,449         49,131        105,460         97,609
  Securities                                                                42,158         41,243         83,148         86,613
  Federal funds sold and other                                                 145            657            772          1,636
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest income                                                 96,752         91,031        189,380        185,858
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                                  42,626         36,895         82,163         75,857
  Borrowings:
    Repurchase agreements                                                    5,138          4,956          9,924         10,499
    Other                                                                    9,767         11,858         19,785         24,298
-----------------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                                57,531         53,709        111,872        110,654
-----------------------------------------------------------------------------------------------------------------------------------
        Net interest income                                                 39,221         37,322         77,508         75,204
Provision for loan losses                                                    1,791          1,950          3,587          3,900
-----------------------------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses                 37,430         35,372         73,921         71,304
-----------------------------------------------------------------------------------------------------------------------------------
Other operating income:
  Mortgage banking                                                             814          1,023          1,861          1,816
  Service charges                                                            5,199          4,515         10,339          8,843
  Net gain on securities transactions                                        2,110            744          4,195          2,637
  Other                                                                      1,436          2,710          2,963          4,210
-----------------------------------------------------------------------------------------------------------------------------------
      Total other operating income                                           9,559          8,992         19,358         17,506
-----------------------------------------------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                            10,613         10,686         20,876         21,198
  Building, occupancy and equipment                                          4,419          4,508          9,276          9,243
  Deposit insurance premiums                                                   263            679            522          1,384
  Contracted data processing                                                 2,871          2,700          5,642          5,325
  Legal and financial services                                               1,107            951          2,240          1,902
  Capital trust securities                                                   1,397           ---           2,247           ---
  Other                                                                      6,719          6,666         13,541         13,351
-----------------------------------------------------------------------------------------------------------------------------------
      Total other operating expenses                                        27,389         26,190         54,344         52,403
-----------------------------------------------------------------------------------------------------------------------------------
        Income before taxes                                                 19,600         18,174         38,935         36,407
Income taxes                                                                 7,367          6,513         14,554         13,180
-----------------------------------------------------------------------------------------------------------------------------------
        Net income                                                      $   12,233         11,661         24,381         23,227
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Income per common share:
  Primary                                                               $     0.93           0.80           1.80           1.56
  Fully diluted                                                               0.92           0.76           1.79           1.50
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

ONBANCorp, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity (In Thousands, Except Share Data)

                                                                                         Net
                                                                                      Unrealized
                                                                          Additional    Holding              Guarantee of
                                           Preferred   Common    Paid-in   Retained     Loss on    Treasury      ESOP
                                             Stock      Stock    Capital   Earnings   Securities    Stock    Indebtedness   Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995               $  2,516   14,095    155,748    253,727     (18,952)    (18,068)     (300)      388,766

Net income                                       --       --         --     23,227          --          --        --        23,227
Stock issued under
  Stock Option Plans                             --       11         75         --          --          --        --            86
  Employee Stock Purchase Plan                   --       10        260         --          --          --        --           270
Cash dividends declared:
  Preferred ($.84 per share)                     --       --         --     (2,121)         --          --        --        (2,121)
  Common ($.60 per share)                        --       --         --     (8,048)         --          --        --        (8,048)
Treasury stock purchases                         --       --         --         --          --     (24,420)       --       (24,420)
Change in net unrealized holding loss
  on securities, net of income tax effect
  of ($4,406)                                    --       --         --         --      (6,548)         --        --        (6,548)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                   $  2,516   14,116    156,083    266,785     (25,500)    (42,488)     (300)      371,212
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                  2,342   14,139    152,465    276,767     (20,169)    (65,343)     (150)      360,051

Net income                                       --       --         --     24,381          --          --        --        24,381
Stock issued under
  Stock Option Plans                             --      158      2,126         --          --          --        --         2,284
  Tax benefits related to stock options          --       --      1,549         --          --          --        --         1,549
  Employee Stock Purchase Plan                   --        8        287         --          --                    --           295
Cash dividends declared:
  Common ($.68 per share)                        --       --         --     (9,076)         --          --        --        (9,076)
Treasury stock purchases                         --       --         --         --          --     (60,696)       --       (60,696)
Preferred stock redemption                      (36)      --       (888)        --          --          --        --          (924)
Preferred stock conversion                   (2,306)      --    (56,650)        --          --      58,956        --            --
Change in net unrealized holding loss
  on securities, net of income tax
  effect of ($411)                               --       --         --         --        (688)         --        --          (688)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                         --   14,305     98,889    292,072     (20,857)    (67,083)     (150)      317,176
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

ONBANCorp, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)


------------------------------------------------------------------------------------------------------------------------------

                                                                                           For the Six Months Ended June 30,

                                                                                                1997               1996
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                             $    (757)           27,322
------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Proceeds from sale of securities available for sale                                         352,250           415,561
   Proceeds from maturities of and principal collected on securities available for sale        104,753           112,252
   Proceeds from maturities of and principal collected on securities held to maturity          232,040           375,337
   Purchases of securities available for sale                                                 (503,584)         (325,630)
   Purchases of securities held to maturity                                                    (76,827)         (342,728)
   Net change in loans                                                                        (245,694)          (97,584)
   Net payment made for sale of branches                                                         ---             (19,820)
   Purchases of premises and equipment                                                          (3,332)           (1,579)
   Proceeds from sale of building                                                                ---                 250
   Other                                                                                         2,642             2,933
------------------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                           (137,752)          118,992
------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net increase (decrease) in deposit accounts excluding time deposits                          19,329           (15,985)
   Net increase (decrease) in time deposits                                                    202,469          (146,188)
   Net increase (decrease) in repurchase agreements                                             70,124           (68,830)
   Net increase (decrease) in other borrowings                                                 (64,340)           84,875
   Advances from Federal Home Loan Bank                                                        227,455           156,717
   Repayment of advances from Federal Home Loan Bank                                          (354,063)         (245,059)
   Repayments of collateralized mortgage obligations                                            (1,477)           (1,179)
   Issuance of Capital Trust Securities                                                         60,000              ---
   Net proceeds from issuance of common stock                                                    2,579               356
   Purchase of treasury stock                                                                  (58,832)          (23,104)
   Repurchase of preferred stock                                                                  (924)             ---
   Cash dividends paid on common stock                                                          (8,810)           (8,140)
   Cash dividends paid on preferred stock                                                         (988)           (2,122)
------------------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                             92,522          (268,659)
------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                      (45,987)         (122,345)
Cash and cash equivalents at beginning of period                                               181,993           285,244
------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                   $ 136,006           162,899
------------------------------------------------------------------------------------------------------------------------------

Supplemental schedule of cash flow information:

  Cash paid during the period for:
   Interest                                                                                    112,122           113,814
   Income taxes                                                                                  4,302            11,768
  Non-cash investing and financing activities:
   Securitization of mortgage loans                                                              2,551            34,788
   Mortgage loans transferred to other real estate owned                                         2,451             2,903
------------------------------------------------------------------------------------------------------------------------------
  See accompanying notes to condensed consolidated financial statements.

                                              6

                       ONBANCorp, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Form 10K for the year ended December 31, 1996.

     The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at June 30, 1997 and 1996 and the results of operations for the three and six months ended June 30, 1997 and 1996.

     Certain reclassifications have been made to prior period amounts for consistency in reporting.


(2)  Loans

     Impaired loans were $6.3 million and $8.4 million at June 30, 1997 and 1996, respectively. Included in these amounts is $3.8 million and $7.1 million of impaired loans for which the related allowance for loan losses is $1.9 million and $3.9 million at June 30, 1997 and 1996, respectively. In addition, included in the total impaired loans is $2.5 million and $1.3 million of impaired loans that, as a result of the adequacy of collateral values and cash flow analysis do not have a specific impairment reserve at June 30, 1997 and 1996, respectively. The average recorded investments in impaired loans during the six months ended June 30, 1997 and 1996 was approximately $6.9 million and $9.8 million, respectively.

     For the six months ended June 30, 1997 and 1996, the Company recognized interest income on those impaired loans of $155 thousand and $222 thousand, respectively using the cash basis method of income recognition.

(3) Securities

    The following table sets forth securities available for sale as of June 30, 1997:

-------------------------------------------------------------------------
                                 Amortized   Gross Unrealized      Fair
                                             ----------------
(In Thousands)                     Cost       Gains    Losses      Value
-------------------------------------------------------------------------

Debt Securities:
 U.S. Government obligations    $   19,343        8        77      19,274
 U.S. Government agencies          109,989        4     1,844     108,149
 Corporate and other                22,830      182       179      22,833
 Mortgage-backed securities        712,298    4,516     2,710     714,104
-------------------------------------------------------------------------
  Total debt securities            864,460    4,710     4,810     864,360

Equity securities:
 Common                                 13      --        --           13
 Preferred                          29,462      311       285      29,488
 Federal Home Loan Bank             42,816      --        --       42,816
-------------------------------------------------------------------------
  Total equity securities           72,291      311       285      72,317
-------------------------------------------------------------------------
                                $  936,751    5,021     5,095     936,677
-------------------------------------------------------------------------

The following table sets forth securities held to maturity as of June 30, 1997:
-------------------------------------------------------------------------
                                 Amortized   Gross Unrealized      Fair
                                             ----------------
(In Thousands)                     Cost       Gains    Losses      Value
-------------------------------------------------------------------------

Debt Securities:
 U.S. Government obligations    $   15,080       13         2      15,091
 U.S. Government agencies          135,462      --      7,378     128,084
 State and municipal                65,607    1,114        22      66,699
 Corporate and other                   513        6       --          519
 Mortgage-backed securities      1,329,883    4,707    18,776   1,315,814
-------------------------------------------------------------------------
  Total debt securities          1,546,545    5,840    26,178   1,526,207

 Unamortized holding loss on
  securities transferred           (34,690)
-------------------------------------------------------------------------
                                $1,511,855
-------------------------------------------------------------------------

    In view of a regulatory policy revision in 1994, the Company transferred securities with a fair value of $1.265 billion and a net unrealized holding loss of $71.6 million at date of transfer from available for sale to held to maturity. At June 30, 1997, the remaining unamortized loss on US Government agency securities was $7.6 million and mortgage-backed securities was $27.1 million.

    The difference between the amortized cost and the fair value of both the available for sale and the held to maturity categories of securities represents the change in value which occurred following the purchase of these securities. These differences will disappear as the assets prepay or mature and are considered to be temporary in nature. There is minimal credit risk associated with the portfolio given its secured nature. Over one-third of the total portfolio is available for sale, and therefore, a relatively instantaneous source of liquidity. The held to maturity portfolio also provides ongoing liquidity given the amortizing nature of the securities. The major uncertainty relative to this portfolio which is predominantly mortgage-backed securities, is prepayment risk. Accelerating or decelerating prepayments affect the cash flows and hence the yield on these securities. These factors are taken into consideration when the assets are acquired and are periodically monitored.

(4) Capital Trust Securities

    In February 1997, the Company, through a subsidiary Trust formed for the sole purpose of issuing capital securities, issued $60,000,000, 9.25% Capital Securities due February 1, 2027. Proceeds of this issue will primarily be used to fund the 1,400,000 common share repurchase announced in January 1997. In October of 1996 the Federal Reserve Board approved Tier 1 capital treatment for this type of capital securities which provides the Company with a method of funding Tier 1 capital that is tax deductible. The proceeds to the Trust are lent to the holding company as long-term junior subordinated debentures that are subordinated to all holding company debt but senior to all common stock. The securities may be called at a premium, in whole or in part, on or after February 1, 2007 and provisions are included which provide for the temporary deferral of interest payments for a period of up to five years.

(5) Shareholders' Equity

    In January 1997, the Company completed its previously announced Series "B" Cumulative Convertible Preferred Stock redemption, which resulted in the redemption of 35,514 shares at a cost of $.924 million and the remaining 2,306,538 shares being converted to 1,799,096 shares of Common Stock issued from treasury stock. In 1997, the Company also repurchased 1,304,000 shares of Common Stock at a cost of $60.162 million. In addition, the Company intends to continue to acquire up to an additional 96,000 common shares, as market conditions permit.

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

    In June 1997, the FASB issued SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. Adoption of SFAS No. 129 is not expected to have an impact on the financial condition or results of operation of the Company.

    In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the 1998, has not been determined.

    In June 1997, the FASB also issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the 1998 fiscal year. At the present time, the impact of adoption has not been determined.

                         ONBANCorp, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Conditional and Results of Operations

Overview

     ONBANCorp, Inc.'s ("ONBANCorp" or "the Company") results of operations are dependent upon the results of operations of its wholly owned subsidiary banks: OnBank & Trust Co. and Franklin First Savings Bank ("the Banks"). On January 1, 1997 OnBank & Trust Co. and OnBank merged, thereby creating a single banking entity in New York State.

     Second quarter net income was $12.2 million compared to $11.7 million for the 1996 second quarter and first six months net income was $24.4 million compared to $23.2 million for the prior year period. Fully diluted net income per common share was $.92 compared to $.76 for the 1996 second quarter and 1997 first six months fully diluted net income per common share was $1.79 compared to $1.50 for the prior year period. Return on average equity (ROE) was 15.0% and 14.3% for the three and six month periods ended June 30, 1997 compared to 12.3% and 12.1% for the respective prior to year periods. Return on Average Assets (ROA) was .90% and .91% for the three and six month periods ended June 30, 1997 compared to .89% and .87% for the respective prior year periods.

     Book value per common share was $24.79 at June 30, 1997, $24.82 at December 31, 1996 and $24.11 at June 30, 1996. A regular dividend of $.34 per common share was declared for the second quarter of 1997 and paid on July 1, 1997. Regular dividends of $.68 per common share have been declared during the first six months of 1997.

Net Interest Income

     Increasing core business activity has been a significant influence in year over year performance improvements. During the one year period ended June 30, 1997, commercial loans have increased by $137 million or 22% to $752 million and consumer loans increased by $185 million or 29% to $825 million. During the last year residential mortgage loans have increased slightly by $4 million to $1,119 million despite the fact that $272 million of loans were originated or purchased were originated or purchased. To manage overall interest rate risk in a relatively low yield market rate environment $104 million residential mortgage loans were securitized or sold, thereby, moderating loan portfolio growth. Total assets increased by $214 million or 4.1% to $5.5 billion during the one year period ended June 30, 1997.

     Net interest income was $39.2 million and $77.5 million for the three and six month periods ended June 30, 1997, compared to the $37.3 million and $75.2 million recorded in the respective prior year periods. Average loans of $2.517 billion for the first six months of 1997 were $202 million or 9% improved over the first six months of 1996 as a result of the Company's continuing focus on expanding loan generation. The yield on these average loans declined by 3 basis points to 8.45% for the first six months of 1997 compared to the 8.48% for the prior year period. The volume of average securities for the first six months of 1997 declined to $2.556 billion or by $148 million compared to the prior year period. The yield on these securities increased by 12 basis points to 6.56% as a combined result of reinvestment and the scheduled repricing of certain adjustable-rate securities. Average earning assets of $5.098 billion were $17 million more for the first six months of 1997 than for the first six months of 1996. The yield on total earning assets increased by 13 basis points to 7.49% for the six months of 1997 compared to the first six months of 1996 reflecting the increased proportion of loans to overall earning assets. The Company intends to continue its efforts to increase its core lending business as a percentage of overall earning assets.

     The average balance of savings deposits decreased by $80 million to $677 million for the first six months of 1997 compared to the prior year period. The cost of these deposits also decreased by 14 basis points to 2.50% for the first six months of 1997 compared to the prior year period. Average time deposits increased $241 million to $2.405 billion for the first six months of 1997 compared to the first six months of 1996. The costs of these deposits also increased by 2 basis points to 5.59% for the first six months ended June 30, 1997. The increase in time deposits was the result of increases in commercial and municipal certificates of deposit and retail brokered certificates of deposit being greater than the decrease in retail certificates of deposit. Average interest bearing transaction accounts (Money market, NOW and escrow deposits) increased $5 million to $534 million and the cost increased 42 basis points to 2.69% when comparing the first six months of 1997 to the first six months of 1996. Average total interest bearing deposits increased by $166 million to $3.616 billion for the first six months of 1997 compared to the first six months of 1996.

     Total average borrowings (including repurchase agreements) of $.978 billion for the first six months of 1997 are $178 million or 15% less than the $1.156 billion for the first six months of 1996 reflecting the Company's strategy to reduce borrowings. The essentially flat slope of the yield curve in 1996 provided the opportunity for extending selected liabilities and thereby helping to protect against rising interest rates resulting in a 8 basis point increase in the overall borrowing cost, however, the offset is that the Company's net interest income will not benefit as much from declining interest rates. As a result of the increased volume of higher cost deposits, the cost of total interest bearing liabilities increased 8 basis points to 4.91% for the first six months of 1997 compared to the first six months of 1996.

     The effect of the increase in yield on earning assets of 13 basis points resulted in the net interest spread increasing from 2.53% to 2.58% for the first six months of 1997 compared to the first six months of 1996. The effects of average interest bearing liabilities decreasing by more than interest earning assets resulted in the net interest margin, which is affected by the relative average balances of interest earning assets and interest bearing liabilities, increasing by 9 basis points to 3.07% for the first six months of 1997 compared to the first six months of 1996. Contributing to this improvement was the increase of $31 million in average non-interest bearing deposits. The Banks intend to continue to emphasize increasing the balances in non-interest bearing deposits.

    This table sets forth for the six months ended June 30, the average daily balances of the Company's major asset and liability items and the interest earned or paid thereon expressed in dollars and weighted average rates.


                                                                       1997                                1996
                                                        Average                  Yield/     Average                 Yield/
(Dollars in Thousands)                                  Balance      Interest     Rate      Balance     Interest     Rate
----------------------                                -----------    --------    ------    ---------    --------    ------
Interest earning assets(1)
  Loans                                               $ 2,516,506     105,460     8.45%    2,315,235      97,609     8.48%
  Securities                                            2,555,769      83,148     6.56%    2,703,789      86,613     6.44%
  Federal funds sold and other                             26,001         772     5.99%       62,425       1,636     5.27%
                                                      -----------    --------    ------    ---------    --------    ------
    Total interest earning assets                       5,098,276     189,380     7.49%    5,081,449     185,858     7.36%
  Non-interest earning assets                             295,322                            278,967
                                                      -----------                          ---------
    Total assets                                      $ 5,393,598                          5,360,416
                                                      -----------                          ---------
                                                      -----------                          ---------

Interest bearing liabilities
  Savings deposits                                        676,862       8,375     2.50%      756,507       9,924     2.64%
  Time deposits                                         2,405,062      66,664     5.59%    2,164,363      59,955     5.57%
  Money market accounts, NOW accounts,
     and escrow deposits                                  533,896       7,124     2.69%      528,645       5,978     2.27%
                                                      -----------    --------    ------    ---------    --------    ------
    Total deposits                                      3,615,820      82,163     4.58%    3,449,515      75,857     4.42%
  Repurchase agreements                                   331,107       9,924     6.04%      337,200      10,499     6.26%
  Other borrowings                                        646,418      19,785     6.17%      818,988      24,298     5.97%
                                                      -----------    --------    ------    ---------    --------    ------
    Total interest bearing liabilities                  4,593,345     111,872     4.91%    4,605,703     110,664     4.83%
  Non-interest bearing deposits                           339,920                            308,207
  Non-interest bearing liabilities                         67,727                             61,049
                                                      -----------                          ---------
                                                      -----------                          ---------
    Total liabilities                                   5,000,992                          4,974,959
  Capital trust securities                                 48,729                              --
  Shareholders' equity                                    343,877                            385,457
                                                      -----------                          ---------
    Total liabilities and shareholders' equity        $ 5,393,598                          5,360,416
  Net interest income                                 $                77,508                             75,204
                                                      -----------                          ---------
                                                      -----------                          ---------
    Interest rate spread                                                          2.58%                              2.53%
    Net interest margin(2)                                                        3.07%                              2.98%
  Total interest earning assets to total interest
     bearing liabilities                                                          1.11X                              1.10X
  Average equity to average assets                                                6.38%                              7.19%


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

     -------------------------------------------------------------------------
                                                      1997 Compared to 1996
                                                       Increase (Decrease)
     (Dollars in Thousands)                           Volume    Rate      Net
     -------------------------------------------------------------------------

     Interest earning assets
       Loans                                       $  8,206     (355)   7,851
       Securities                                    (4,986)   1,521   (3,465)
       Federal funds sold and other                  (1,061)     197     (864)
     -------------------------------------------------------------------------
         Total change in income from interest
         -- earnings assets                           2,159    1,363    3,522
     -------------------------------------------------------------------------

     Interest bearing liabilities
       Savings deposits                              (1,030)    (519)  (1,549)
       Time deposits                                  6,499      210    6,709
       Money market accounts, NOW accounts,
         and escrow deposits                             58    1,088    1,146
     -------------------------------------------------------------------------
       Total change in interest expense on deposits   5,527      779    6,306
     Repurchase agreements                             (195)    (380)    (575)
     Other borrowings                                (5,295)     782   (4,513)
     -------------------------------------------------------------------------
       Total change in expense from interest
       -- bearing liabilities                            37    1,181    1,218
     -------------------------------------------------------------------------
     Net interest income                           $  2,122      182    2,304
     -------------------------------------------------------------------------

     Allowance for Loan Losses. Management's evaluation of the adequacy of the allowance takes into consideration the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, overall portfolio quality, and current and prospective economic conditions.

     Non-performing loans plus other real estate owned represented .77% of total assets at June 30, 1997. During the second quarter of 1997, a $5.7 million mortgage loan became delinquent. Excluding the $5.6 million guaranteed portion of this loan, the nonperforming asset ratio would have been .67%. the Company's provision for loan losses of $1.8 million and $3.6 million for the three and six month periods ended June 30, 1997 decreased from the $2.0 million and $3.9 million recorded in the respective prior year periods. The coverage ratio of allowance for loan losses to nonperforming loans decreased form 140% at year-end 1996 to 104% at June 30, 1997. The allowance as a percent of gross loans was 1.4% at June 30, 1997. The ratio of delinquent loans as a percentage of gross loans was 1.3% at June 30, 1997. Loan quality remains strong at ONBANCorp.

     The following table sets forth the activity in the allowance for loan losses for the periods indicated:

(Dollars in Thousands)                         1997         1996         1995         1994         1993         1992
-----------------------------------------------------------------------------------------------------------------------
Beginning balance                           $ 37,840       34,583       33,775       32,717       31,722       13,064

Charge-offs
  Mortgage loans                               1,510        2,804        3,749        3,706          748        1,623
  Commercial loans                               205        1,136        1,437        1,746        7,303            8
  Other loans                                  1,648        2,698        2,405        2,686        3,684          639
-----------------------------------------------------------------------------------------------------------------------
Total charge-offs                              3,363        6,638        7,591        8,138       11,735        2,270
-----------------------------------------------------------------------------------------------------------------------

Recoveries
  Mortgage loans                                 277        1,073          630          236            1           30
  Commercial loans                               185          514          352          598        1,341            9
  Other loans                                    289          495          627          724        1,091           93
-----------------------------------------------------------------------------------------------------------------------
Total recoveries                                 751        2,082        1,609        1,558        2,433          132
-----------------------------------------------------------------------------------------------------------------------
Net charge-offs                                2,612        4,556        5,982        6,580        9,302        2,138
-----------------------------------------------------------------------------------------------------------------------
Provision for loan losses                      3,587        7,813        6,790        7,638       10,297        5,900
Allowance of combined banks                       --           --           --           --           --       14,896
-----------------------------------------------------------------------------------------------------------------------
Ending balance                              $ 38,815       37,840       34,583       33,775       32,717       31,722
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
  Ratio of net charge-offs to average loans
  outstanding                                   0.10%        0.19%        0.28%        0.35%        0.47%        0.14%
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

     The following table sets forth the allocation of the allowance for loan losses:


(Dollars in Thousands)                         1997         1996         1995         1994         1993         1992
-----------------------------------------------------------------------------------------------------------------------
  Mortgage loans                            $ 16,395       16,532       15,629       17,374       17,313       15,237
  Mortgage loans to total loans                53.25%       54.14%       59.36%       59.74%       60.68%       60.93%
  Construction loans                        $  1,972        1,486        1,060          340          340          150
  Construction loans to total loans             2.43%        2.17%        2.30%        1.58%        1.64%        1.63%
  Commercial loans                          $ 12,236       11,851       11,801       10,676       10,856       10,774
  Commercial loans to total loans              13.52%       13.39%       11.98%       11.32%        9.84%        9.47%
  Other loans                               $  8,212        7,971        6,093        5,385        4,208        5,561
  Other loans to total loans                   30.80%       30.30%       26.36%       27.36%       27.84%       27.97%
-----------------------------------------------------------------------------------------------------------------------
  Total allowance for loan losses           $ 38,815       37,840       34,583       33,775       32,717       31,722
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

     The loan loss allowance allocation provided does not necessarily represent the total amount which may or may not be available for future losses in any one or more of the categories.

    The following table sets forth information with respect to loans delinquent for 90 days or more, restructured loans and other nonperforming assets:



                                                                               December 31,
                                                    June 30,   -------------------------------------------
(Dollars in Thousands)                                1997       1996     1995     1994     1993     1992
---------------------                               --------   -------  -------  -------  -------  -------
Delinquent mortgage loans:
  Residential                                       $ 12,492    12,518   13,045   13,303   12,341   14,430
  Multi family and commercial                         14,339     7,891    9,063    8,591    7,546    7,864
-----------------------------------------------------------------------------------------------------------------------
Total delinquent mortgage loans                       26,831    20,409   22,108   21,894   19,887   22,294
-----------------------------------------------------------------------------------------------------------------------
As a percentage of gross mortgage loans                  1.8%      1.5%     1.5%     1.8%     1.7%     1.7%
-----------------------------------------------------------------------------------------------------------------------
Delinquent commercial loans:                        $  8,254     4,245    4,387    5,593    6,655    9,782
-----------------------------------------------------------------------------------------------------------------------
As a percentage of gross commercial loans                2.2%      1.3%     1.6%     2.5%     3.6%     4.9%
-----------------------------------------------------------------------------------------------------------------------
Delinquent other loans:
  Home equity                                       $    382       599      738      720      414      528
  Guaranteed student                                     281       222      183      157       97      902
  Loans to individuals                                 1,554     1,602    1,542    1,396    1,651    1,815
-----------------------------------------------------------------------------------------------------------------------
Total delinquent other loans                        $  2,217     2,423    2,463    2,273    2,162    3,245
-----------------------------------------------------------------------------------------------------------------------
As a percentage of gross other loans                    0.3%      0.3%     0.4%     0.4%     0.4%     0.6%
-----------------------------------------------------------------------------------------------------------------------
Delinquent loans as a percentage of gross loans..       1.3%      1.1%     1.2%     1.5%     1.5%     1.7%
-----------------------------------------------------------------------------------------------------------------------
Nonperforming loans:
  Non-accrual loans                                 $ 21,864    20,172   23,580   22,525   25,381   30,236
  Accruing loans delinquent 90 days or more           11,603     2,464    2,586    2,386    3,323    5,085
  Restructured loans                                   3,835     4,441    2,792    4,849    5,559    4,053
-----------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                             37,302    27,077   28,958   29,760   34,263   39,374

Other nonperforming assets:
  Other real estate owned                              3,915     4,054    4,019    5,431   10,719   17,332
  Repossessed assets                                   1,307       732      441      335      666      327
-----------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                          $ 42,524    31,863   33,418   35,526   45,648   57,033
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of non-
  performing loans                                    104.06%   139.75%  119.42%  113.49%   95.49%   80.57%

Nonperforming assets as a percentage of total
  assets                                               0.77%     0.59%    0.60%    0.53%    0.79%    1.21%
-----------------------------------------------------------------------------------------------------------------------

    Potential problem loans at June 30, 1997 amounted to $36.4 million compared with $21.3 million at June 30, 1996. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrower's inability to comply with the present loan repayment terms. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

Other Operating Income

     Other operating income, which is generated by mortgage banking activities, service charges, security transactions and miscellaneous other sources, increased by $.6 million and $1.9 million for the three and six month periods ended June 30, 1997 compared to the respective prior year periods.

     Mortgage banking income decreased by $.2 million and increased slightly for the three and six month periods ended June 30, 1997 compared to the respective prior year periods. The volume of loans serviced for others decreased from $1.104 billion at June 30, 1996 to $1.068 billion at June 30, 1997.

     Service charges increased $.7 million or 15% and $1.5 million or 17% for the three and six month periods ended June 30, 1997 compared to the respective prior year periods. Increasing volumes of retail and commercial banking business and consumer electronic banking services are primarily responsible for these increases. The Company intends to emphasize the growth of "core" commercial banking in the form of deposit growth and electronic fee generated business.

     Gains on the sale of securities increased by $1.4 million and $1.6 million in the three and six month periods ended June 30, 1997 compared to the respective prior year periods. Gains from the sale of trading securities are primarily responsible for these increases.

     Other income decreased by $1.3 million in the three and six month periods ended June 30, 1997 compared to the respective prior year periods. Included in the 1996 three and six month periods are non-recurring items of a $2.9 million gain on sale of three small branches and a $1.3 million loss on sale of a building.

     Continuing to increase other operating income in the future is a strategic goal of the Company. The primary sources of the increases are targeted in the retail and commercial banking areas along with electronic banking.

Other Operating Expenses

     Second quarter and six month operating expenses increased $1.2 million and $1.9 million from the comparative prior year periods. Excluding the second quarter and six months $1.4 million and $2.2 million capital trust securities expense, operating expenses actually declined as a result of declines in salaries and benefits and deposit insurance premiums. Excluding the capital trust securities expense, an efficiency ratio of 56.2% for the first six months of 1997 reflects ongoing control of other operating expenses.

Dividends

     Payments of dividends by ONBANCorp on its common stock is subject to various regulatory and tax restrictions. During the three and six month periods ended June 30, 1997 the Company declared dividends of $.34 and $.68 respectively, per common share amounting to $4.4 million and $9.1 million respectively. These dividends were paid in April and July of 1997 to appropriate shareholders of record.

Liquidity

     ONBANCorp's liquidity should be sufficient to meet normal transaction requirements and flexible enough to take advantage of market opportunities and to react to other liquidity needs. Net cash used by operating activities was $.8 million for the six months of 1997 compared to the $27.3 million net cash provided the prior year period. Investing activities used $138 million with proceeds from sales, maturities and principal collected on securities exceeding purchases of securities by $109 million, offset by the funding of loans exceeding sales, maturities and principal collected by $246 million. The major use of financing activity funds was to reduce advances from Federal Home Loan Bank and purchase treasury stock, with cash provided by the increase in time deposits and the issuance of Capital Trust Securities, with total cash provided from financing activities totaling $93 million. Cash and cash equivalents of $136 million at June 30, 1997 were $27 million less than at June 30, 1996.

Shareholders' Equity and Capital Adequacy

     The equity to asset ratio was 5.71% on June 30, 1997 as measured by shareholders' equity of $317 million and assets of $5.530 billion. ONBANCorp's capital ratios exceed all regulatory requirements, including the Company's regulatory capital leverage ratio of 7.1% and total risk adjusted capital ratio of 13.5%. Each of the Banks significantly exceeds the regulatory targets of 5.0% and 10.0%, respectively, for "well capitalized" institutions.

PART II.  OTHER INFORMATION
          -----------------

      Item 6:  Exhibits and Reports on Forms 8K

               (a) Exhibits. The following exhibits are filed as part of this quarterly report on Form 10A.

                    No.                 Exhibit
                    ---                ---------

                    11        Earnings Per Share Computations

                    27        Selected Financial Data


               (b)  Reports on Form 8-K

                    None

                                   SIGNATURES
                                  ------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ONBANCorp, INC.



                                               /s/Robert J. Bennett
                                               --------------------------------
DATE:  August 12, 1997                         Robert J. Bennett
                                               Chairman, President
                                               and Chief Executive Officer



                                               /s/Robert J. Berger
                                               --------------------------------
DATE:  August 12, 1997                         Robert J. Berger
                                               Senior Vice President, Treasurer
                                               and Chief Financial Officer