Form 10-Q
period 1997-09-30
ONBANCORP INC
filed 1997-11-13
CIK 846609

-------------------------------------------------------------------------------

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q
             Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 1997  Commission File No.: 0-18011

                              ONBANCorp, Inc.
           (Exact name of registrant as specified in its charter)

         Delaware                                       16-1345830)
(State or other jurisdiction of           (I.R.S. Employer Identification Number
 incorporation or organization)

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

                           YES X    NO ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share                  12,714,197
        (Title of Class)                           (Shares Outstanding as of
                                                       October 31, 1997)

-------------------------------------------------------------------------------

                       This report contains 20 pages

                       ONBANCorp, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                                         PAGE
                                                                                   ----------------
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
          September 30, 1997, December 31, 1996, and September 30, 1996..........        3

        Condensed Consolidated Statements of Income for the
          Three Months and Nine Months ended September 30, 1997 and 1996.........        4

        Condensed Consolidated Statements of Changes in Shareholders'
          Equity for the Nine Months ended September 30, 1997 and 1996...........        5

        Condensed Consolidated Statements of Cash Flows
          for the Nine Months ended September 30, 1997 and 1996..................        6

        Notes to Condensed Consolidated Financial Statements.....................        7-10

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations....................................................        11-18

PART II. OTHER INFORMATION.......................................................        19

Signatures.......................................................................        20

                              ONBANCorp. Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Date)

-----------------------------------------------------------------------------------------
                                              September 30,  December 31,   September 30,
                                                  1997          1996            1996
-----------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                        $  146,427       169,740         166,598
Federal funds sold and other                        8,537        12,253          13,390
Securities:
  Trading                                           1,988         1,727           1,727
  Available for sale                              971,168       925,340         828,454
  Held to maturity, fair value of
   $1,352,935 at September 30, 1997,
   $1,702,201 at December 31, 1996, and
   $1,688,049 at September 30, 1996             1,332,414     1,683,908       1,678,030
----------------------------------------------------------------------------------------
     Total securities                           2,305,570     2,610,975       2,508,211
----------------------------------------------------------------------------------------
Loans:
  Portfolio, net of premium and discount        2,822,149     2,448,474       2,386,956
  Allowance for loan losses                       (39,162)      (37,840)        (38,541)
----------------------------------------------------------------------------------------
      Net loans                                 2,782,987     2,410,634       2,348,415
----------------------------------------------------------------------------------------
Loans available for sale                          106,935        38,759          90,333
Premises and equipment, net                        63,259        62,557          62,845
Due from brokers                                     --            --            56,299
Other assets                                      118,315       112,959         112,502
----------------------------------------------------------------------------------------
      TOTAL ASSETS                             $5,532,030     5,417,877       5,358,593
----------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                          369,624       356,171         345,146
    Interest bearing:
      Savings, NOW and money market             1,204,710     1,214,823       1,245,875
      Time deposits less than $100,000          1,770,594     1,646,576       1,659,425
      Time deposits $100,000 and greater          680,376       604,336         578,163
----------------------------------------------------------------------------------------
        Total deposits                          4,025,304     3,821,906       3,828,609
----------------------------------------------------------------------------------------
  Repurchase agreements                           301,524       254,471         257,670
  Other borrowings                                740,447       874,917         809,760
  Due to brokers                                     --          40,724          35,692
  Other liabilities                                79,513        65,808          67,179
----------------------------------------------------------------------------------------
        Total liabilities                       5,146,788     5,057,826       4,998,910
----------------------------------------------------------------------------------------
Capital trust securities                           60,000         --              --
----------------------------------------------------------------------------------------
Shareholders equity:
  Preferred stock, par value $1.00 per
   share; Series B 6.75% Convertible,
   10,000,000 shares authorized; issued and
   outstanding: none at September 30, 1997;
   2,342,052 at December 31, 1996;
   2,479,415 at September 30, 1996                  --            2,342           2,479
  Common stock, par value $1.00 per share;
   56,000,000 shares authorized; shares
   issued: September 30, 1997 - 14,319,916;
   December 31, 1996 - 14,139,475;
   September 30, 1996 - 14,130,011                 14,320        14,139          14,130
  Additional paid-in capital                       99,265       152,465         155,345
  Retained earnings                               300,440       276,767         269,431
  Net unrealized holding loss on securities;
   net of deferred taxes                          (16,867)      (20,169)        (23,854)
  Treasury Stock, at cost, 1,608,108 shares
   at September 30, 1997, 1,994,143 at
   December 31, 1996, 1,797,200 at
   September 30, 1996                             (71,916)      (65,343)        (57,698)
  Guarantee of ESOP indebtedness                    --             (150)           (150)
----------------------------------------------------------------------------------------
       Total shareholders' equity                 325,242       360,051         359,683
----------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                                $5,532,030     5,417,877    5,358,593
----------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                 ONBANCorp, Inc.
                    Condensed Consolidated Statements of Income
                        (In Thousands, Except Share Data)

-------------------------------------------------------------------------------------------------------------
                                                              For the Three Months     For the Nine Months
                                                               Ended September 30,     Ended September 30,
                                                              --------------------     -------------------
                                                                1997        1996        1997        1996
-------------------------------------------------------------------------------------------------------------
Interest income:
  Loans                                                       $ 58,762      51,146     164,222     148,755
  Securities                                                    38,908      41,359     122,056     127,972
  Federal funds sold and other                                     216         746         988       2,382
-------------------------------------------------------------------------------------------------------------
      Total interest income                                     97,886      93,251     287,266     279,109
-------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                      43,633      38,295     125,796     114,152
  Borrowings:
    Repurchase agreements                                        4,474       4,304      14,398      14,803
    Other                                                       10,539      12,189      30,324      36,487
-------------------------------------------------------------------------------------------------------------
      Total interest expense                                    58,646      54,788     170,518     165,442
-------------------------------------------------------------------------------------------------------------
        Net interest income                                     39,240      38,463     116,748     113,667
Provision for loan losses                                        1,799       1,950       5,386       5,850
-------------------------------------------------------------------------------------------------------------
        Net interest income after provision for loan losses     37,441      36,513     111,362     107,817
-------------------------------------------------------------------------------------------------------------
Other operating income:
  Mortgage banking                                                 750         854       2,611       2,670
  Service charges                                                5,340       4,884      15,679      13,727
  Net gain on securities transactions                            2,412       3,096       6,607       5,733
  Other                                                          1,189       1,541       4,152       5,751
-------------------------------------------------------------------------------------------------------------
      Total other operating income                               9,691      10,375      29,049      27,881
-------------------------------------------------------------------------------------------------------------
Other operating expenses:
  Salaries and employee benefits                                10,029      10,490      30,905      31,688
  Building, occupancy and equipment                              4,513       4,481      13,789      13,724
  Deposit insurance premiums                                       260       7,956         782       9,340
  Contracted data processing                                     2,770       2,731       8,412       8,056
  Legal and financial services                                   1,965         811       4,205       2,713
  Capital trust securities                                       1,437        --         3,684        --
  Other                                                          6,511       6,163      20,052      19,514
-------------------------------------------------------------------------------------------------------------
      Total other operating expenses                            27,485      32,632      81,829      85,035
-------------------------------------------------------------------------------------------------------------
        Income before taxes                                     19,647      14,256      58,582      50,663
Income taxes                                                     6,959       6,966      21,513      20,146
-------------------------------------------------------------------------------------------------------------
        Net income                                            $ 12,688       7,290      37,069      30,517
-------------------------------------------------------------------------------------------------------------

Income per common share:
  Primary                                                     $   0.98        0.49        2.78        2.06
  Fully diluted                                                   0.98        0.49        2.76        2.00
-------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.


ONBANCorp, Inc.
Condensed Consolidated Statements of Changes in Shareholders' Equity (In Thousands, except Share Data)


                                                                                       Net
                                                                                   Unrealized
                                                             Additional              Holding              Guarantee of
                                          Preferred  Common   Paid-in    Retained    Loss on    Treasury     ESOP
                                            Stock    Stock    Capital    Earnings   Securities   Stock    Indebtedness   Total
-----------------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1995               $ 2,516   14,095  155,748     253,727     (18,952)   (18,068)     (300)       388,766

Net income                                      --       --       --      30,517          --         --        --         30,517
Stock issued under:
  Stock Option Plans                            --       21      143          --          --         --        --            164
  Employee Stock Purchase Plan                  --       14      380          --          --         --        --            394
Cash dividends declared:
  Preferred ($1.27 per share)                   --       --       --      (3,167)         --         --        --         (3,167)
  Common ($.90 per share)                       --       --       --     (11,646)         --         --        --        (11,646)
Treasury stock purchases                        --       --       --          --          --    (39,630)       --        (39,630)
Preferred stock redemption                     (37)      --     (926)         --          --         --        --           (963)
Employee Stock Ownership Plan
  loan repayment                                --       --       --          --          --         --       150            150
Change in net unrealized holding loss
  on securities, net of income tax effect
  of ($3,269)                                   --       --       --          --      (4,902)        --        --         (4,902)
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996              $ 2,479   14,130  155,345     269,431     (23,854)   (57,698)     (150)       359,683
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996               $ 2,342   14,139  152,465     276,267     (20,169)   (65,343)     (150)       360,051

Net income                                      --       --       --     37,069           --         --        --         37,069
Stock issued under:
  Stock Option Plans                            --      170    2,370         --           --         --        --          2,540
  Tax benefits related to stock options         --       --    1,549         --           --         --        --          1,549
  Employee Stock Purchase Plan                  --       11      419         --           --                   --            430
Cash dividends declared:
  Common ($1.02 per share)                      --       --       --    (13,396)          --         --        --        (13,396)
Treasury stock purchases                        --       --       --         --           --    (65,529)       --        (65,529)
Preferred stock redemption                     (36)      --     (888)        --           --         --        --           (924)
Preferred stock conversion                  (2,306)      --  (56,650)        --           --     58,956        --             --
Employee Stock Ownership Plan
loan repayment                                  --       --       --         --           --         --       150            150
Change in net unrealized holding loss
  on securities net of income tax effect
  of $2,252                                     --       --       --         --        3,302         --        --          3,302
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997              $    --   14,320   99,265    300,440      (16,867)   (71,916)       --        325,242
---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to condensed consolidated financial statements.

ONBANCorp, Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)

-------------------------------------------------------------------------------------------------------------
                                                                    For the Nine Months Ended September 30,
                                                                           1997                 1996
-------------------------------------------------------------------------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES                                   $ (13,355)             (6,224)
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Proceeds from sales of securities available for sale                 687,893             510,947
     Proceeds from sales of securities held to maturity                                         4,089
     Proceeds from maturities of and principal collected on
       securities available for sale                                      192,176             153,230
     Proceeds from maturities of and principal collected on
       securities held to maturity                                        423,096             524,524
     Purchases of securities available for sale                          (942,319)           (476,822)
     Purchases of securities held to maturity                             (86,026)           (480,182)
     Net change in loans                                                 (384,828)           (117,359)
     Net payment made for sale of branches                                     --             (19,820)
     Purchases of premises and equipment                                   (5,467)             (3,116)
     Proceeds from sale of building                                            --                 250
     Other                                                                  3,490               4,060
-------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                       (111,985)             99,801
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Net increase (decrease) in deposit accounts excluding time
       deposits                                                             3,340              (8,511)
     Net increase in time deposits                                        200,058              62,530
     Net increase (decrease) in repurchase agreements                      47,053            (103,947)
     Net increase (decrease) in other borrowings                          (37,940)             43,382
     Advances from Federal Home Loan Bank                                 537,780             266,717
     Repayment of advances from Federal Home Loan Bank                   (632,096)           (401,907)
     Repayments of collateralized mortgage obligations                     (2,214)             (1,802)
     Issuance of Capital Trust Securities                                  60,000                  --
     Net proceeds from issuance of common stock                             2,970                 558
     Purchase of treasury stock                                           (65,529)            (39,630)
     Repurchase of preferred stock                                           (924)               (963)
     Cash dividends paid on common stock                                  (13,199)            (12,077)
     Cash dividends paid on preferred stock                                  (988)             (3,183)
-------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         98,311            (198,833)
-------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                 (27,029)           (105,256)
Cash and cash equivalents at beginning of period                          181,993             285,244
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                              $ 154,964             179,988
-------------------------------------------------------------------------------------------------------------
Supplemental schedule of cash flow information:

  Cash paid during the period for:
     Interest                                                             169,705             166,554
     Income taxes                                                          15,422              17,624
  Non-cash investing and financing activities:
     Securitization of mortgage loans                                       3,833              44,083
     Mortgage loans transferred to other real estate owned                  3,815               4,140
-------------------------------------------------------------------------------------------------------------
  See accompanying notes to condensed consolidated financial statements

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

    The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at September 30, 1997 and 1996 and the results of operations for the three and nine months ended September 30, 1997 and 1996.

    Certain reclassifications have been made to prior period amounts for consistency in reporting.

(2) LOANS

    Impaired loans were $11.8 million and $9.1 million at September 30, 1997 and 1996, respectively. Included in these amounts is $9.5 million and $7.8 million of impaired loans for which the related allowance for loan losses is $2.3 million and $4.1 million at September 30, 1997 and 1996, respectively. In addition, included in the total impaired loans is $2.3 million and $1.3 million of impaired loans that, as a result of the adequacy of collateral values and cash flow analysis do not have a specific impairment reserve at September 30, 1997 and 1996, respectively. The average recorded investments in impaired loans during the nine months ended September 30, 1997 and 1996 was approximately $8.5 million and $9.6 million, respectively.

    For the nine months ended September 30, 1997 and 1996, the Company recognized interest income on those impaired loans of $204 thousand and $278 thousand, respectively using the cash basis method of income recognition.

(3) Securities

The following table sets forth securities available for sale as of September 30, 1997:

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                        Amortized   Gross Unrealized     Fair
                                                    ----------------
(In Thousands)                            Cost       Gains   Losses     Value
-------------------------------------------------------------------------------

Debt securities:
  U.S. Goverment obligations            $ 19,296        41       28      19,309
  U.S. Government agencies               124,945       835      987     124,793
  Corporate and other                     22,406       596       65      22,937
  Mortgage-backed securities             753,730     4,621    1,281     757,070
-------------------------------------------------------------------------------
    Total debt securities                920,377     6,093    2,361     924,109

Equity securities:
  Common                                      13       220       --         233
  Federal Home Loan Bank                  46,826        --       --      46,826
-------------------------------------------------------------------------------
    Total equity securities               46,839       220       --       47,059
-------------------------------------------------------------------------------
                                        $967,216     6,313     2,361    971,168
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The following table sets forth securities held to maturity as of September 30, 1997:

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                        Amortized   Gross Unrealized     Fair
                                                    ----------------
(In Thousands)                            Cost       Gains   Losses     Value
-------------------------------------------------------------------------------

Debt securities:
  U.S. Goverment obligations          $   14,969        23      --       14,992
  U.S. Government agencies               105,461        --     5,819     99,642
  State and municipal                     60,197      1,166        4     61,359
  Corporate and other                        378         6      --          384
  Mortgage-backed securities           1,183,326      5,656  12,424   1,176,558
-------------------------------------------------------------------------------
    Total debt securities              1,364,331      6,851  18,247   1,352,935
  Unamortized holding loss on
    securities transferred               (31,917)
-------------------------------------------------------------------------------
                                      $1,332,414
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

    In view of a regulatory policy revision in 1994, the Company transferred securities with a fair value of $1.265 billion and a net unrealized holding loss of $71.6 million at date of transfer from available for sale to held to maturity. At September 30, 1997, the remaining unamortized loss relating to this transfer totals $31.917 million comprised of US Government agency securities of $6.4 million and mortgage-backed securities of $25.5 million.

    The difference between the amortized cost and the fair value of both the available for sale and the held to maturity categories of securities represents the change in value which occurred following the purchase of these securities. These differences will disappear as the assets prepay or mature and are considered to be temporary in nature. There is minimal credit risk associated with the portfolio given its secured nature. Over forty percent of the total portfolio is available for sale, and therefore, a relatively instantaneous source of liquidity. The held to maturity portfolio also provides ongoing liquidity given the amortizing nature of the securities. The major uncertainty relative to this portfolio which is predominantly mortgage-backed securities, is prepayment risk. Accelerating or decelerating prepayments affect the cash flows and hence the yield on these securities. These factors are taken into consideration when the assets are acquired and are periodically monitored.

(4) CAPITAL TRUST SECURITIES

    In February 1997, the Company, through a subsidiary Trust formed for the sole purpose of issuing capital securities, issued $60,000,000, 9.25% Capital Securities due February 1, 2027. Proceeds of this issue were used to fund the 1,400,000 common share repurchase announced in January 1997. In October of 1996 the Federal Reserve Board approved Tier I capital treatment for this type of capital securities which provides the Company with a method of funding Tier I capital that is tax deductible. The proceeds to the Trust are lent to the holding company as long-term junior subordinated debentures that are subordinated to all holding company debt but senior to all common stock. The securities may be called at a premium, in whole or in part, on or after February 1, 2007 and provisions are included which provide for the temporary deferral of interest payments for a period of up to five years.

(5) SHAREHOLDERS' EQUITY

    In January 1997, the Company completed its previously announced Series "B" Cumulative Convertible Preferred Stock redemption, which resulted in the redemption of 35,514 shares at a cost of $.924 million and the remaining 2,306,538 shares being converted to 1,799,096 shares of Common Stock issued from treasury stock. In 1997, the Company also repurchased 1,413,000 shares of Common Stock at a cost of $65.529 million.

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

    In September 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. Adoption of SFAS No. 129 is not expected to have an impact on the financial condition or results of operation of the Company.

    In September 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the 1998, has not been determined.

    In September 1997, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the 1998 fiscal year. At the present time, the impact of adoption has not been determined.

(7) SUBSEQUENT EVENT

    On October 28, 1997, ONBANCorp, Inc. and First Empire State Corporation entered into an agreement and plan of reorganization for a merger between the two companies. Under the terms of the merger agreement, shareholders of ONBANCorp will have the option of receiving .161 of a share of First Empire common stock or $69.50 in cash in exchange for each share of ONBANCorp common stock held. A minimum of 60 percent and a maximum of 70 percent of the shares of ONBANCorp common stock outstanding must be exchanged for First Empire stock. The selection of the method of payment of ONBANCorp's shareholders will be subject to allocation and proration if the stock portion of the total merger consideration would be less than the minimum or greater than the maximum.

    ONBANCorp also granted First Empire a stock option to acquire up to 19.9 percent of the shares of common stock of ONBANCorp under certain circumstances. The transaction has been approved by the Board of Directors of both companies, and is subject to a number of conditions, including various regulatory approvals and approvals of each company's shareholders. It is anticipated that the transaction will be completed in early 1998.

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

    On October 28, 1997, the Company entered into an agreement and plan of reorganization for a merger with First Empire State Corporation. Upon consummation of the merger OnBank & Trust Co. and Franklin First Savings Bank will be merged into a single interstate M&T Bank.

    Under the terms of the merger agreement, shareholders of ONBANCorp will have the option of receiving .161 of a share of First Empire common stock or $69.50 in cash in exchange for each outstanding share of ONBANCorp common stock. A minimum of 60 percent and a maximum of 70 percent of the shares of ONBANCorp common stock outstanding must be exchanged for First Empire stock. The selection of the method of payment of ONBANCorp's shareholders will be subject to allocation and proration if the stock portion of the total merger consideration would be less than the minimum or greater than the maximum.

    ONBANCorp also granted First Empire a stock option to acquire up to 19.9 percent of the shares of common stock of ONBANCorp under certain circumstances. The transaction has been approved by the Board of Directors of both companies, and is subject to a number of conditions, including various regulatory approvals and approvals of each company's shareholders. It is anticipated that the transaction will be completed in early 1998.

    Reference is made to the Form 8-K which the Company has filed with the Securities and Exchange Commission on November 10, 1997 for more information concerning the merger.

    Third quarter net income was $12.7 million compared to $7.3 million for the 1996 third quarter and first nine months net income was $37.1 million compared to $30.5 million for the prior year period. The 1996 third quarter was impacted by $5.1 million of significant one-time charges related primarily to a SAIF deposit insurance assessment and tax on thrift bad debt reserves. Fully diluted net income per common share was $.98 compared to $.49 for the 1996 third quarter and 1997 first nine months fully diluted net income per common share was $2.76 compared to $2.00 for the prior year period. Return on average equity (ROE) was 15.6% and 14.7% for the three and nine month periods ended September 30, 1997 compared to 7.8% and 10.7% for the respective prior year periods. Return on Average Assets (ROA) was .92% and .91% for the three and nine month periods ended September 30, 1997 compared to .55% and .76% for the respective prior year periods. As adjusted for net one-time charges of $5.1 million, 1996 ROE was 13.3% and 12.5% for the three and nine months ended September 30, 1996 and ROA was .94% and .89% for the respective periods.

    Book value per common share was $25.59 at September 30, 1997, $24.82 at December 31, 1996 and $24.14 at September 30, 1996. A regular dividend of $.34 per common share was declared for the third quarter of 1997 and paid on October 1, 1997. Regular dividends of $1.02 per common share have been declared during the first nine months of 1997.

NET INTEREST INCOME

    Increasing core business activity has been a significant influence in year over year performance improvements. During the one year period ended September 30, 1997, commercial loans have increased by $139 million or 22% to $786 million and consumer loans increased by $198 million or 29% to $886 million. During the last year residential mortgage loans have increased by $110 million or 10% to $1,163 million. Softness in the local mortgage market has been partially offset through the purchase of approximately $206 million of adjustable rate mortgages. To manage overall interest rate risk in a relatively low yield market rate environment $102 million residential mortgage loans were securitized or sold, thereby, moderating loan portfolio growth. Total assets increased by $ 173 million or 3.2% to $5.5 billion during the one year period ended September 30, 1997.

    Net interest income was $39.2 million and $116.7 million for the three and nine month periods ended September 30, 1997, compared to the $38.5 million and $113.7 million recorded in the respective prior year periods. Average loans of $2.612 billion for the first nine months of 1997 were $268 million or 11% improved over the first nine months of 1996 as a result of the Company's continuing focus on expanding loan generation. The yield on these average loans declined by 7 basis points to 8.41% for the first nine months of 1997 compared to the 8.48% for the prior year period. The volume of average securities for the first nine months of 1997 declined to $2.497 billion or by $139 million compared to the prior year period. The yield on these securities increased by 6 basis points to 6.54% as a combined result of reinvestment and the scheduled repricing of certain adjustable-rate securities. Average earning assets of $5.131 billion were $94 million more for the first nine months of 1997 than for the first nine months of 1996. The yield on total earning assets increased by 9 basis points to 7.49% for the nine months of 1997 compared to the first nine months of 1996 reflecting the increased proportion of loans to overall earning assets. The Company intends to continue its efforts to increase its core lending business as a percentage of overall earning assets.

    The average balance of savings deposits decreased by $77 million to $670 million for the first nine months of 1997 compared to the prior year period. The cost of these deposits decreased by 14 basis points to 2.48% for the first nine months of 1997 compared to the prior year period. Average time deposits increased $263 million to $2.434 billion for the first nine months of 1997 compared to the first nine months of 1996. The costs of these deposits increased by 7 basis points to 5.63% for the first nine months ended September 30, 1997. The increase in time deposits was the result of increases in retail and municipal certificates of deposit and retail brokered certificates of deposit. Average interest bearing transaction accounts (Money market, NOW and escrow deposits) increased $11 million to $540 million and the cost increased 39 basis points to 2.71% when comparing the first nine months of 1997 to the first nine months of 1996. Average total interest bearing deposits increased by $196 million to $3.643 billion for the first nine months of 1997 compared to the first nine months of 1996.

    Total average borrowings (including repurchase agreements) of $.977 billion for the first nine months of 1997 are $146 million or 13% less than the $1.123 billion for the first nine months of 1996 reflecting the Company's strategy to reduce borrowings. The essentially flat slope of the yield curve in 1996 provided the opportunity for extending selected liabilities and thereby helping to protect against rising interest rates, however, the offset is that the Company's net interest income will not benefit as much from declining interest rates. As a result of the increased volume of higher cost deposits and higher rates on time and money market deposits, the cost of total interest bearing liabilities increased 9 basis points to 4.93% for the first nine months of 1997 compared to the first nine months of 1996.

    The effect of the increase in yield on earning assets of 9 basis points offset by a 9 basis point increase in rates on interest bearing liabilities resulted in the net interest spread remaining at 2.56% for the first nine months of 1997 and 1996. The effects of average interest earning assets increasing by more than interest bearing liabilities resulted in the net interest margin, which is affected by the relative average balances of interest earning assets and interest bearing liabilities, increasing by 3 basis points to 3.04% for the first nine months of 1997 compared to the first nine months of 1996. Contributing to this improvement was the increase of $33 million in average non-interest bearing deposits. The Banks intend to continue to emphasize increasing the balances in non-interest bearing deposits.

    This table sets forth for the nine months ended September 30, the average daily balances of the Company's major asset and liability items and the interest earned or paid thereon expressed in dollars and weighted average rates.


----------------------------------------------------------------------------------------------------------------------------------
                                                                 1997                                      1996
                                                   -----------------------------------      --------------------------------------
                                                   Average                      Yield/      Average                       Yield/
(Dollars in Thousands)                             Balance       Interest        Rate       Balance        Interest        Rate
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EARNING ASSETS(1)
  Loans                                         $ 2,611,649      164,222          8.41%    2,343,832        148,755          8.48%
  Securities                                      2,496,908      122,056          6.54%    2,636,402        127,972          6.48%
  Federal funds sold and other                       22,722          988          5.82%       56,611          2,382          5.62%
----------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets                  5,131,279      287,266          7.49%    5,036,845        279,109          7.40%
  Non-interest earning assets                       298,228                                  292,110
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                 $ 5,429,507                                5,328,955
----------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES
  Savings deposits                                  669,800       12,427          2.48%      747,085         14,635          2.62%
  Time deposits                                   2,433,670      102,418          5.63%    2,171,029         90,344          5.56%
  Money market accounts, NOW accounts,
     and escrow deposits                            539,714       10,951          2.71%      529,091          9,173          2.32%
----------------------------------------------------------------------------------------------------------------------------------
   Total deposits                                 3,643,184      125,796          4.62%    3,447,205        114,152          4.42%
  Repurchase agreements                             320,953       14,398          6.00%      315,342         14,803          6.27%
  Other borrowings                                  656,156       30,324          6.18%      807,750         36,487          6.03%
----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities             4,620,293      170,518          4.93%    4,570,297        165,442          4.84%
  Non-interest bearing deposits                     349,349                                  316,446
  Non-interest bearing liabilities                   70,930                                   61,055
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                              5,040,572                                4,947,798
  Capital trust securities                           52,528
  Shareholders' equity                              336,407                                  381,157
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity   $ 5,429,507                                5,328,955
  Net interest income                           $                116,748                                    113,667
----------------------------------------------------------------------------------------------------------------------------------
   Interest rate spread                                                           2.56%                                      2.56%
   Net interest margin(2)                                                         3.04%                                      3.01%
  Total interest earnings assets to total
   interest bearing liabilities                                                   1.11x                                      1.10x
  Average equity to average assets                                                6.20%                                      7.15%
----------------------------------------------------------------------------------------------------------------------------------

  (1) Nonaccruing loans, which are immaterial, have been included in interest earning assets.

  (2) Computed by dividing net interest income by total average interest earning assets.

     The following table represents changes in interest income and interest expense attributable to: changes in volume (changes in average balance or volume multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated proportionately to the absolute dollar amount of the change in each.

-------------------------------------------------------------------------------
                                                         1997 Compared to 1996
                                                           Increase (Decrease)
(Dollars in Thousands)                                 Volume     Rate     Net
-------------------------------------------------------------------------------

Interest earning assets
  Loans                                          $    16,714   (1,247)   15,467
  Securities                                          (7,049)   1,133    (5,916)
  Federal funds sold and other                        (1,476)      82    (1,394)
--------------------------------------------------------------------------------
    Total change in income from interest
    earning assets                                     8,189      (32)    8,157
--------------------------------------------------------------------------------

Interest bearing liabilities
  Savings deposits                                    (1,456)    (752)   (2,208)
  Time deposits                                       10,936    1,138    12,074
  Money market accounts, NOW accounts
    and escrow deposits                                  189    1,589     1,778
--------------------------------------------------------------------------------
    Total change in interest expense on deposits       9,669    1,975    11,644
  Repurchase agreements                                  254     (659)     (405)
  Other borrowings                                    (7,042)     879    (6,163)
--------------------------------------------------------------------------------
    Total change in expense from interest
    bearing liabilities                                2,881    2,195     5,076
--------------------------------------------------------------------------------

  Net interest income                            $     5,308   (2,227)    3,081
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

     Non-performing loans plus other real estate owned represented .76% of total assets as September 30, 1997. During the second quarter of 1997, a $5.7 million mortgage loan became delinquent. Excluding the $5.6 million guaranteed portion of this loan, the nonperforming asset ratio would have been .66%. The Company's provision for loan losses of $1.8 million and $5.4 million for the three and nine month periods ended September 30, 1997 decreased from the $2.0 million and $5.9 million recorded in the respective prior year periods. The coverage ratio of allowance for loan losses to nonperforming loans decreased from 140% at year-end 1996 to 109% at September 30, 1997. The allowance as a percent of gross loans was 1.39% at September 30, 1997. The ratio of deliquent loans as a percentage of gross loans was 1.2% at September 30, 1997. Loan quality remains strong on ONBANCorp.

     The following table sets forth the activity in the allowance for loan losses for the nine months ended September 30, 1997 and the years ended December 31, 1992 through 1996:



-------------------------------------------------------------------------------------------------------------
                                        September 30,                         December 31,
                                        -------------    ----------------------------------------------------
(Dollars in Thousands)                      1997           1996        1995       1994      1993      1992
-------------------------------------------------------------------------------------------------------------
Beginning balance                        $ 37,840         34,583      33,775     32,717    31,722    13,064

Charge-offs
   Mortgage loans                           2,010          2,804       3,749      3,706       748     1,623
   Commercial loans                           539          1,136       1,437      1,746     7,303         8
   Other loans                              2,547          2,698       2,405      2,686     3,684       639
-------------------------------------------------------------------------------------------------------------

Total Charge-offs                           5,096          6,638       7,591      8,138    11,735     2,270
-------------------------------------------------------------------------------------------------------------

Recoveries
   Mortgage loans                             437          1,073         630        236         1        30
   Commercial loans                           169            514         352        598     1,341         9
   Other loans                                426            495         627        724     1,091        93
-------------------------------------------------------------------------------------------------------------

Total recoveries                            1,032         2,082       1,609       1,558     2,433       132
-------------------------------------------------------------------------------------------------------------

Net charge-offs                             4,064         4,556       5,982       6,580     9,302     2,138
-------------------------------------------------------------------------------------------------------------

Provision for loan losses                   5,386         7,813       6,790       7,638    10,297     5,900
Allowance of combined banks                    --            --          --          --        --    14,896
-------------------------------------------------------------------------------------------------------------

Ending balance                           $ 39,162        37,840      34,583      33,775    32,717    31,722
-------------------------------------------------------------------------------------------------------------

   Ratio of net charge-offs to average
     loans outstanding                       0.16%         0.19%       0.28%       0.35%     0.47%     0.14%
-------------------------------------------------------------------------------------------------------------

     The following table sets forth the allocation of the allowance for loan losses:

-------------------------------------------------------------------------------------------------------------
                                        September 30,                       December 31,
                                        -------------    ----------------------------------------------------
(Dollars in Thousands)                      1997           1996        1995       1994      1993      1992
-------------------------------------------------------------------------------------------------------------
     Mortgage loans                     $  15,811        16,532      15,629      17,374    17,313    15,237
     Mortgage loans to total loans          53.07%        54.14%      59.36%      59.74%    60.68%    60.93%
     Construction loans                 $   2,038         1,486       1,060         340       340       150
     Construction loans to total
       loans                                 2.33%         2.17%       2.30%       1.58%     1.64%     1.63%
     Commercial loans                   $  13,170        11,851      11,801      10,676    10,856    10,774
     Commercial loans to total
       loans                                13.56%        13.39%      11.98%      11.32%     9.84%     9.47%
     Other loans                        $   8,143         7,971       6,093       5,385     4,208     5,561
     Other loans to total loans             31.04%        30.30%      26.36%      27.36%    27.84%    27.97%
-------------------------------------------------------------------------------------------------------------
     Total allowance for loan losses    $  39,162        37,840      34,583      33,775    32,717    31,722
-------------------------------------------------------------------------------------------------------------

     The loan loss allowance allocation provided does not necessarily represent the total amount which may or may not be available for actual future losses in any one or more of the categories.


   The following table sets forth information with respect to loans delinquent for 90 days or more, restructured loans and other nonperforming assets:

---------------------------------------------------------------------------------------------------------------------
                                                              September                   December 31,
                                                                 30,      -------------------------------------------
(Dollars in Thousands)                                          1997       1996     1995     1994     1993     1992
---------------------------------------------------------------------------------------------------------------------
Delinquent mortgage loans:
 Residential                                                   $11,985    12,518   13,045   13,303   12,341   14,430
 Multi family and commercial                                    13,323     7,891    9,063    8,591    7,546    7,864
---------------------------------------------------------------------------------------------------------------------
Total delinquent mortgage loans                                 25,308    20,409   22,108   21,894   19,887   22,294
---------------------------------------------------------------------------------------------------------------------
As a percentage of gross mortgage loans                            1.6%      1.5%     1.5%     1.8%     1.7%     1.7%
---------------------------------------------------------------------------------------------------------------------
Delinquent commercial loans:                                   $ 7,966     4,245    4,387    5,593    6,655    9,782
---------------------------------------------------------------------------------------------------------------------
As a percentage of gross commercial loans                          2.0%      1.3%     1.6%     2.5%     3.6%     4.9%
---------------------------------------------------------------------------------------------------------------------
Delinquent other loans:
 Home equity                                                   $   484       599      738      720      414      528
 Guaranteed student                                                524       222      183      157       97      902
 Loans to individuals                                            1,768     1,602    1,542    1,396    1,651    1,815
---------------------------------------------------------------------------------------------------------------------
Total delinquent other loans                                   $ 2,776     2,423    2,463    2,273    2,162    3,245
---------------------------------------------------------------------------------------------------------------------
As a percentage of gross other loans                               0.3%      0.3%     0.4%     0.4%     0.4%     0.6%
---------------------------------------------------------------------------------------------------------------------
Delinquent loans as a percentage of gross loans                    1.2%      1.1%     1.2%     1.5%     1.5%     1.7%
---------------------------------------------------------------------------------------------------------------------
Nonperforming loans:
 Non-accrual loans                                             $20,211    20,172   23,580   22,525   25,381   30,236
 Accruing loans delinquent 90 days or more                      12,142     2,464    2,586    2,386    3,323    5,085
 Restructured loans                                              3,697     4,441    2,792    4,849    5,559    4,053
---------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                       36,050    27,077   28,958   29,760   34,263   39,374
Other nonperforming assets:
 Other real estate owned                                         4,355     4,054    4,019    5,431   10,719   17,332
 Repossessed assets                                              1,868       732      441      335      666      327
---------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                     $42,273    31,863   33,418   35,526   45,648   57,033
---------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a percentage of non-
 performing loans                                               108.63%   139.75%  119.42%  113.49%  95.49%    80.57%
Nonperforming assets as a percentage of total
 assets                                                           0.76%     0.59%    0.60%    0.53%   0.79%     1.21%
---------------------------------------------------------------------------------------------------------------------

   Potential problem loans at September 30, 1997 amounted to $40.2 million compared with $18.1 million at September 30, 1996. "Potential problem loans" are defined as loans which are not included with past due and non-accrual loans discussed above, but about which management, through normal internal credit review procedures, has information about possible credit problems which may result in the borrower's inability to comply with the present loan repayment terms. There have been no loans classified for regulatory purposes as loss, doubtful, or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

OTHER OPERATING INCOME

    Other operating income, which is generated by mortgage banking activities, service charges, security transactions and miscellaneous other sources, decreased by $.7 million and increased by $1.2 million for the three and nine month periods ended September 30, 1997 compared to the respective prior year periods.

    Mortgage banking income decreased by $.1 million for the three and nine month periods ended September 30, 1997 compared to the respective prior year periods. The volume of loans serviced for others decreased from $1.082 billion at September 30, 1996 to $1.045 billion at September 30, 1997.

    Service charges increased $.5 million or 9% and $2.0 million or 14% for the three and nine month periods ended September 30, 1997 compared to the respective prior year periods. Increasing volumes of retail and commercial banking business and consumer electronic banking services are primarily responsible for these increases. The Company intends to continue to emphasize the growth of "core" commercial banking in the form of deposit growth and electronic fee generated business.

    Net gains on security transactions decreased by $.7 million and increased by $.9 million in the three and nine month periods ended September 30, 1997 compared to the respective prior year periods. Gains from the sale of trading securities are primarily responsible for these changes.

    Other income decreased by $.4 million and $1.6 million in the three and nine month periods ended September 30, 1997 compared to the respective prior year periods. Included in the 1996 nine month period are non-recurring items of a $2.9 million gain on sale of three small branches and a $1.3 million loss on sale of a building.

    Continuing to increase other operating income in the future is a strategic goal of the Company. The primary sources of the increases are targeted in the retail and commercial banking areas along with electronic banking.

OTHER OPERATING EXPENSES

    Third quarter and nine month operating expenses decreased $5.1 million and $3.2 million from the comparative prior year periods. Excluding $3.7 million capital trust securities expense for the nine months ended September 30, 1997 and the $7.3 million one-time deposit insurance assessment in 1996, operating expenses year to date increased by $.4 million or less than 1%. Excluding the capital trust securities expense, an efficiency ratio of 56.1% for the first nine months of 1997 reflects ongoing control of other operating expenses.

DIVIDENDS

    Payments of dividends by ONBANCorp on its common stock is subject to various regulatory and tax restrictions. During the three and nine month periods ended September 30, 1997 the Company declared dividends of $.34 and $1.02 respectively, per common share amounting to $4.3 million and $13.4 million respectively. These dividends were paid in April, July and October of 1997 to appropriate shareholders of record.

LIQUIDITY

    ONBANCorp's liquidity should be sufficient to meet normal transaction requirements and flexible enough to take advantage of market opportunities and to react to other liquidity needs. Net cash used by operating activities was $13.4 million for the first nine months of 1997 compared to the $6.2 million net cash used the prior year period. Investing activities used $112 million with proceeds from sales, maturities and principal collected on securities exceeding purchases of securities by $275 million, offset by the funding of loans exceeding sales, maturities and principal collected by $385 million. The major use of financing activity funds was to reduce net advances from Federal Home Loan Bank and purchase treasury stock, with cash provided by the increase in time deposits and the issuance of Capital Trust Securities, with total cash provided from financing activities totaling $98 million. Cash and cash equivalents of $155 million at September 30, 1997 were $25 million less than at September 30, 1996.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

    The equity to asset ratio was 5.88% on September 30, 1997 as measured by shareholders' equity of $325 million and assets of $5.532 billion. ONBANCorp's capital ratios exceed all regulatory requirements, including the Company's regulatory Tier I leverage capital ratio of 7.1% and total risk adjusted capital ratio of 13.3%. Each of the Banks significantly exceeds the regulatory targets of 5.0% and 10.0% , respectively, for "well capitalized" institutions.

PART II. OTHER INFORMATION

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits. The following exhibits are filed as part of this quarterly report on Form 10-Q.

                 NO.             Exhibit
                 --              -------

                 11        Earnings Per Share Computations

                 27        Selected Financial Data

             (b) Reports on Form 8-K

    A report on Form 8-K was filed on November 10, 1997, reporting the execution of an agreement and plan of reorganization on October 28,1997 with First Empire State Corporation, a New York corporation and Olympia Financial Corp., a Delaware corporation and a wholly owned subsidiary of First Empire State Corporation.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ONBANCorp, Inc.



                                /s/ Robert J. Bennett
                                -------------------------------------

DATE: November, 12 1997         Robert J. Bennett
                                Chairman, President
                                and Chief Executive Officer


                                /s/ Robert J. Berger
                                -------------------------------------

DATE: November 12, 1997         Robert J. Berger
                                Senior Vice President, Treasurer
                                and Chief Financial Officer