Form 10-K405
period 1997-12-31
ONBANCORP INC
filed 1998-03-31
CIK 846609

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1997     Commission File No.:  0-18011

                                 ONBANCorp, Inc.
                                 ---------------
             (Exact name of registrant as specified in its charter)

        Delaware                                      16-1345830
        --------                                      ----------
(State of Incorporation)                (I.R.S. Employer Identification No.)

101 South Salina Street, Syracuse, New York 13202         (315) 424-4400
-------------------------------------------------         --------------
(Address of principal executive office and Zip Code)   (Registrant's telephone
                                                                number)
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

As of February 3, 1998, the aggregate market value of the 12,465,887 shares of Common Stock of the Registrant outstanding on such date, excluding the 246,309 shares held by all directors and executive officers of the Registrant as a group, was $921,696,520. This figure is based on the last sale price of $73.9375 per share of the Registrant's Common Stock on February 3, 1998.

Number of shares of Common Stock outstanding as of February 3, 1998: 12,712,196.

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------

(1) Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Part 11, Items 5, 6, 7 and 8 of this Form 10-K.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                          FORM 10-K ANNUAL REPORT 1997
                                 ONBANCorp, INC.


                                                                 PAGE #
                                                                 ------
PART I
------

Item 1.     Business..........................................      3
Item 2.     Properties........................................     20
Item 3.     Legal Proceedings.................................     20
Item 4.     Submission of Matters to Vote of Security Holders..    20

PART II
-------

Item 5.     Market for Registrant's Common Stock and Related
              Shareholder Matters................................   20
Item 6.     Selected Financial Data...........................      20
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operation................    20
Item 7. A  Quantitative & Qualitative Disclosures about Market
             Risk...............................................    20
Item 8.    Financial Statements and Supplementary Data..........    21
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure................    21

PART III
--------

Item 10.    Directors and Executive Officers of the Registrant...   21
Item 11.    Executive Compensation...............................   21
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management.........................................   21
Item 13.    Certain Relationships and Related Transactions.......   21

PART IV
-------

Item 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.........................                   22


PART I

ITEM 1. BUSINESS

    General. ONBANCorp, Inc. (the "Company" or "ONBANCorp") is a Delaware chartered bank holding company which operated two wholly owned subsidiaries during 1997, OnBank & Trust Co. and Franklin First Savings Bank ("the Banks").

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

    On January 1, 1997 OnBank and OnBank & Trust Co. merged, thereby creating a single banking entity in New York State, operating under the name of OnBank & Trust Co..

    On October 28, 1997, the Company entered into an agreement and plan of reorganization for a merger with First Empire State Corporation. Shareholder approval of the merger was obtained on March 17, 1998. Upon consummation of the merger, which is expected to occur on April 1, 1998, OnBank & Trust Co. and Franklin First Savings Bank will be merged into a single interstate M&T Bank.

    Financial services are offered through 86 banking locations, including 7 specialized lending offices, plus 131 stand alone on-line cash machines at various convenience stores and turnpike locations. Management believes that ONBANCorp has the largest share of retail deposits in Onondaga County, New York and is currently the County's leading residential mortgage lender, in addition to having a significant market presence in adjacent Oneida and Cayuga Counties.

    As of December 31, 1997, ONBANCorp had total consolidated assets of $5.3 billion, deposits of $4.0 billion and shareholders' equity of $335.2 million.

    The principal business of the Banks is to accept deposits from the general public and to invest those deposits, together with funds from borrowings and ongoing operations, in business, consumer, and residential mortgage loans. ONBANCorp has concentrated its efforts in the retail, municipal and commercial banking business, expanding the types of financial products and services, including trust offered to its customers. The Banks offer a variety of deposit and loan products designed to meet the needs of residents and businesses of its market area, as well as discount brokerage services through Investor Services, Inc. and non-insured mutual funds and annuities through Liberty Securities Corporation. The Company does not believe that any potential obligations and/or exposures to loss exist as a result of these activities with Investor Services, Inc. and Liberty Securities Corporation.

    At December 31, 1997 total assets were $5.3 billion, earning assets were $5.0 billion, deposits were $4.0 billion and shareholders' equity was $335.2 million, net of $17.4 million of net unrealized holding loss on securities. The unrealized holding loss relating to the held to maturity securities ($17.9 million) will be amortized into capital as the related securities are repaid.

    The following table sets forth the amortization, maturity and repricing schedule of the Company's interest earning assets and interest bearing liabilities for all future time periods as of December 31, 1997. Most of the Company's adjustable rate mortgages and adjustable rate mortgage-backed securities provide for limitations on the interest rate adjustments that may occur during any one adjustment period, as well as during the life of the loan. Such limitations could have the effect of reducing the interest rate sensitivity of these loans if interest rates were to significantly increase for prolonged periods. In periods of high interest rates, prepayment levels of fixed rate mortgage loans and mortgage-backed securities would be expected to decrease and conversely they would be expected to increase if interest rates were to decline. The principal amount for each asset and liability is shown in the first period in which it is expected to be repaid or the rate thereon is scheduled to be reset.

                                     Less Than     Three                  Greater
                                       Three      Months to   1 to 5        Than
(Dollars in Thousands)                Months       1 Year     Years        5 years      Total
------------------------------------------------------------------------------------------------
Interest earning assets
  Mortgage loans                       49,356        39,256      106,102   1,291,202   1,485,916
  Other loans                          67,536       196,474      477,176     601,090   1,342,276
  Loans available for sale            130,412                                            130,412
------------------------------------------------------------------------------------------------
      Total loans                     247,304       235,730      583,278   1,892,292   2,958,604
Securities                             67,926       526,252       71,984   1,351,649   2,017,811
Federal funds sold and other           10,044                                             10,044
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
      Total interest earning assets   325,274       761,982      655,262   3,243,941   4,986,459
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Interest bearing liabilities
  Savings deposits                    626,273                                            626,273
  Time deposits                       861,285       997,868      519,374      64,863   2,443,390
  Money market accounts, NOW
    accounts, and escrow deposits     573,344                                            573,344
------------------------------------------------------------------------------------------------
      Total deposits                 2,060,902      997,868      519,374      64,863   3,643,007
Repurchae agreements                    25,803       22,053       51,591      65,155     164,602
Other borrowings                        56,500      378,800      188,370      34,778     658,448
------------------------------------------------------------------------------------------------
      Total interest bearing
       liabilities                 $ 2,143,205     1,398,721     759,335     164,796   4,466,057
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Period excess (deficiency)          (1,817,931)     (636,739)   (104,073)  3,079,145     520,402

As a percent of total earning
   assets                                -36.5%        -12.8%       -2.1%       61.8%       10.4%

Cummulative excess (deficiency)     (1,817,931)   (2,454,670) (2,558,743)    520,402

As a percent of total earning
   assets                                -36.5%        -49.2%      -51.3%       10.4%
----------------------------------------------------------------------------------------------

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

    The most significant component of the earnings stream of the Banks is net interest income which is directly correlated to net interest margin. It is the intent of the Banks to minimize the sensitivity of the net interest margin to changes in interest rates. The overriding philosophy of management is to establish and maintain a reasonable balance between interest rate sensitive assets ("ISAs") and interest rate sensitive liabilities ("ISLs"). Duration and simulation modeling are the techniques which are used to monitor interest rate risk exposure. Realizing that a perfectly matched balance sheet is a nearly impossible task to maintain, the following parameters are used as guidelines for operations.

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

    This analysis technique requires that certain assumptions be made regarding flows of deposits and loan payments that are different than those in the preceding table. Estimates regarding loan prepayments and conversion of deposit accounts are based upon assumptions which have considered historical data and anticipated interest rates. The Company prepares GAP information only for regulatory reporting purposes and does not rely upon it for managing interest rate risk. Duration analysis is considered more comprehensive, therefore, emphasis is placed upon keeping within that guideline. At December 31, 1997 the Company was 4.5% asset sensitive on a duration basis. Based upon the results of the duration analysis at December 31, 1997 it appears that the Company is minimally exposed to interest rate changes over a one year period.

    The Company also performs simulation analyses which includes increasing and decreasing the interest rates on a parallel basis as well as analyzing scenarios in which the yield curve flattens or steepens or changes shape in some other fashion. The results of these scenarios are also used to help evaluate the Company's overall interest rate risk exposure. Simulations were performed at December 31, 1997 for three intest rate scenarios. Rates rising and falling by 50 basis points per quarter for one year and remaining constant for the next two years, and rates remaining constant for three years. The results indicated improving net interest income in the steady and rising rate scenarios and slightly declining net interest income in the declining interest rate scenario.

Lending Activities

    Loan Portfolio. ONBANCorp's net loan portfolio totaled $3.09 billion at December 31, 1997, representing 55.69% of its total assets. Its mortgage loan portfolio is comprised principally of loans secured by first mortgages on one-to-four family residences and generally underwritten in conformity with secondary market standards. These loans are either conventional or insured by the Federal Housing Administration (the "FHA") or partially guaranteed by the Veterans Administration (the "VA"). In addition, the loan portfolio includes mortgage loans secured by income producing commercial real estate or multi-family dwellings, commercial, and other loans, such as home improvement, automobile, manufactured home, guaranteed student loans, secured and unsecured personal loans and home equity lines of credit.

    The following schedule sets forth the composition of ONBANCorp's total portfolio of loans (including loans available for sale) by type of security and percentage of gross loans at December 31:



                                                                              December 31,
                               ---------------------------------------------------------------------------------------------------
                                       1997                1996                  1995              1994               1993
                               --------------------    -----------------    ----------------   ----------------   ----------------
(Dollars in Thousands)           Amount     Percent    Amount    Percent    Amount   Percent   Amount   Percent   Amount   Percent
----------------------------------------------------------------------------------------------------------------------------------
Mortgage loans
  Residential 1-4 family       $1,201,660    39.8%    1,057,200   42.5%    1,132,947   48.6%  1,002,434   50.1%    963,803   50.7%
  Multi family and commercial     336,568    11.2%      290.121   11.7%      248,325   10.7%    193,150    9.7%    191,683   10.1%
  Construction                     62,806     2.1%       53,998    2.2%       53,624    2.3%     31,642    1.6%     31,111    1.6%
----------------------------------------------------------------------------------------------------------------------------------
  Total mortgage loans          1,601,034    53.1%     1,401,319  56.4%    1,434,896   61.6%  1,227,226   61.4%  1,186,597   62.4%
----------------------------------------------------------------------------------------------------------------------------------
Commercial loans                  463,154    15.4%       333,073  13.4%      278,688   12.0%    226,538   11.3%    187,250    9.8%
----------------------------------------------------------------------------------------------------------------------------------
Other loans:
  Home equity                     114,602     3.8%       114,928   4.6%      115,641    5.0%    120,888    6.0%    135,292    7.1%
  Auto leases                     289,926     9.6%       130,885   5.3%       42,636    1.8%      4,794    0.2%       -       0.0%
  Other consumer                  546,721    18.1%       508,251  20.4%      455,081   19.6%    422,027   21.1%    394,707   20.7%
----------------------------------------------------------------------------------------------------------------------------------
    Total other loans             951,249    31.5%       754,064  30.3%      613,358   26.4%    547,709   27.3%    529,999   27.8%
----------------------------------------------------------------------------------------------------------------------------------
Gross loans                     3,015,437   100.0%     2,488,456 100.1%    2,326,942  100.0%  2,001,473  100.0%  1,903,846  100.0%
Net deferred fees                (17,769)                 (1,223)              2,185              5,186             (6,036)
Allowance for loan losses        (39,064)                (37,840)            (34,583)           (33,775)           (32,717)
----------------------------------------------------------------------------------------------------------------------------------
Net loans                      $2,958,604              2,449,393           2,294,544          1,972,884          1,865,093
-----------------------------------------------------------------------------------------------------------------------------------


    The cash flow from these loans, the preponderance of which are amortizing, provides liquidity for both funding new loans and/or general corporate purposes.

    The following table sets forth scheduled maturities of ONBANCorp's commercial and construction loan portfolio as of December 31, 1997 based on contract terms.

-------------------------------------------------------------------------------
                                                      Maturing:
                                                      ---------
                                     In 1 Year      1 to 5     After     Total
(In thousands)                        or Less        Years    5 Years    Loans
--------------------------------------------------------------------------------
Construction                          $ 49,487       12,524       795     62,806
Commercial(1)                          247,157      244,299   308,266    799,722
--------------------------------------------------------------------------------
   Total commercial and construction  $296,644      256,823   309,061    862,528
--------------------------------------------------------------------------------
Predetermined interest rates                         83,908    74,145
Adjustable interest rates                           172,915   234,916
----------------------------------------------------------------------
   Total                                          $ 256,823   309,061
--------------------------------------------------------------------------------

----------
(1) Includes commercial real estate loans.

    Origination, Purchase and Sale of Loans. Residential mortgage loan originations were $171 million in 1997, $195 million in 1996 and $254 million in 1995.

    Based on market conditions and other competitive factors, ONBANCorp supplemented its mortgage loan originations during 1997 and 1995 with the purchase of $208 million and $58 million, respectively of adjustable rate mortgage loans for its portfolio. Purchases of these adjustable rate mortgage loans which were both located in Upstate New York but outside the Syracuse area also provides a means for the Company to geographically diversify its residential mortgage loan portfolio. The purchase of loans further outside of a

Company's primary market area may involve certain risks, including adverse conditions in the general economy, economic conditions in the particular geographic region where the property securing the loan is located and risks associated with lending in a market area in which a lender may have limited knowledge and experience.

    In order to meet consumer demand for fixed rate mortgage loans, ONBANCorp has continued to originate conventional fixed rate mortgage loans. Based upon the absolute level of interest rates along with other considerations, the Banks either sell fixed rate mortgage loans in the secondary market or they may retain them in portfolio. Loans designated as available for sale are accounted for on a lower of cost or market (LOCOM) basis. The Company generally retains the servicing of loans sold in the secondary market, for which the Company earns a servicing fee.

    The following table shows the gross loan origination activity of the Company during the periods indicated.

    --------------------------------------------------------------------
                                            Year ended December 31,
                                      ---------------------------------
    (Dollars in Thousands)                  1997      1996       1995
    --------------------------------------------------------------------
    Loans originated:
    Mortgage:
       Residential 1-4 family          $  171,408   $ 195,486   253,760
       Multi-family, commercial
          and construction                195,745     156,985   117,592
    --------------------------------------------------------------------
       Total mortgage loans            $  367,153   $ 352,471   371,352

    Commercial                            252,588     159,427   153,334

    Other                                 473,322     411,031   296,193
    --------------------------------------------------------------------
       Total loans originated          $1,093,063   $ 922,929   820,879
    --------------------------------------------------------------------


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

    At December 31, 1997, as a result of this ongoing process of loan securitization and sales, loans serviced for others were $1.0 billion, from which the Company will continue to derive future servicing income. When loans are sold in the secondary market ONBANCorp generally retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of the borrowers and otherwise servicing the loans. ONBANCorp receives a fee for performing such services and is also entitled to the interest income earned on escrow accounts and loan payments held by it before being remitted to the investor.

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

    Other Consumer Lending. New York State and Pennsylvania Banking Laws permit the Banks to engage in virtually all types of consumer lending. At December 31, 1997, the Banks' gross consumer loan portfolio of $951 million consisted of guaranteed student loans, conventional home improvement loans, home equity lines of credit, loans on manufactured homes, loans and leases on automobiles, loans collateralized by savings accounts, lines of credit and other secured and unsecured loans.

    Borrowers pay a variable rate of interest on home equity lines of credit, which ranges from 0% to 2.50% over the prime rate, and are permitted under the Banks' policy to borrow up to 75% of the appraised value of their homes, less any outstanding mortgage loans on such premises. Interest paid on home equity loans is deductible by the borrower for federal income tax purposes within prescribed limits. The Banks' gross portfolio of home equity lines of credit totaled $115 million at December 31, 1997.

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

    Nonaccruing loans increased to $23.4 million at December 31, 1997 from $20.2 million at December 31, 1996. Accrual of interest is discontinued when a loan becomes 90 days delinquent unless management believes, after considering economic and business conditions, collateral value and collection efforts, that continued accrual is warranted.

    For the nonaccruing loans shown on page 12, the amount of interest income that would have been recorded if these loans had been paid in accordance with their original terms as well as the amount of interest income that was recorded in each of the years was immaterial.

    Delinquencies in the Company's portfolio of conventional residential mortgage loans in its primary market area accounted for $11.7 million or 87% of the $13.5 million of conventional residential mortgage loans over 90 days delinquent at December 31, 1997. Delinquencies in the Company's portfolio of purchased adjustable rate mortgage loans serviced by others accounted for the remaining $1.8 million or 13% of the conventional residential mortgage loans over 90 days delinquent at December 31, 1997. Additionally, almost all other delinquent loans were located in New York State and Pennsylvania.

The following table sets forth information with respect to loans delinquent for 90 days or more and nonaccrual loans.

--------------------------------------------------------------------------------
                                                       December 31,
                                     -------------------------------------------
(Dollars in Thousands)                 1997      1996     1995     1994     1993
--------------------------------------------------------------------------------
Delinquent mortgage loans:
 Residential                         $13,454    12,518   13,045   13,303  12,341
 Multi family and commercial           7,255     7,891    9,063    8,591   7,546
--------------------------------------------------------------------------------
Total delinquent mortgage loans       20,709    20,409   22,108   21,894  19,887
--------------------------------------------------------------------------------
As a percent of gross mortgage loans    1.3%      1.5%     1.5%     1.8%    1.7%
--------------------------------------------------------------------------------
Delinquent commercial loans:         $ 6,850     4,245    4,387    5,593   6,655
--------------------------------------------------------------------------------
As a percent of gross commercial
 loans                                  1.5%      1.3%     1.6%     2.5%    3.6%
--------------------------------------------------------------------------------
Delinquent other loans:
   Home equity                       $   340       599     738      720     414
   Guaranteed student                    480       222     183      157      97
   Loans to individuals                1,678     1,602   1,542    1,396   1,651
--------------------------------------------------------------------------------
Total delinquent other loans         $ 2,498     2,423   2,463    2,273   2,162
--------------------------------------------------------------------------------
As a percentage of gross other loans    0.3%      0.3%     0.4%    0.4%    0.4%
-------------------------------------------------------------------------------
Delinquent loans as a percentage
   of gross loans                       1.0%      1.1%     1.2%    1.5%    1.5%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Nonperforming loans:
  Nonaccrual loans                   $23,400    20,172   23,580  22,525  25,381
  Accruing loans delinquent
    90 days or more                    4,624     2,464    2,586   2,386   3,323
  Restructured loans                   2,033     4,441    2,792   4,849   5,559
-------------------------------------------------------------------------------
Total nonperforming loans             30,057   27,077    28,958  29,760  34,263
Other nonperforming assets:
   Other real estate owned             4,908    4,054     4,019   5,431  10,719
   Repossessed assets                  2,772      732       441     335     666
-------------------------------------------------------------------------------
Total nonperforming assets           $37,737   31,863    33,418  35,526  45,648
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Allowance for loan losses as a
 percentage of non-performing loans  129.97%  139.75%  119.42%  113.49%  95.49%

Nonperforming assets as a
  percentage of total assets           0.71%    0.59%    0.60%   0.53%    0.79%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

    "Potential problem loans" at December 31, 1997 amounted to $33,195,000 compared with $20,833,000 at December 31, 1996. These problem loans are defined as loans and commitments not included as non-performing loans discussed above, but about which management, through normal internal credit review procedures, has developed information regarding possible credit problems which may cause the borrowers future difficulties in complying with present loan repayment terms. There were no loans classified for regulatory purposes as loss, doubtful or substandard that are not included above or which caused management to have serious doubts as to the ability of the borrower to comply with repayment terms. In addition, there were no material commitments to lend additional funds to borrowers whose loans were classified as non-performing.

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

    In considering the sound nature of the overall loan portfolio and the potential for charge-offs, ONBANCorp kept its provision for loan losses relatively stable at $7.2 in 1997 compared to $7.8 million in 1996. The allowance, when expressed as a percentage of loans, decreased somewhat to 1.30% at December 31, 1997 from 1.52% at year end 1996. Management believes the allowance for loan losses is adequate.

    The following table sets forth the activity in the allowance for loan losses for the periods indicated:


                                                       December 31,
                                   ---------------------------------------------
(Dollars in Thousands)                 1997      1996     1995     1994    1993
--------------------------------------------------------------------------------
Beginning balance                  $ 37,840    34,583    33,775   32,717  31,722

Charge-offs
  Mortgage loans                      2,692     2,804     3,749    3,706     748
  Commercial loans                      861     1,136     1,437    1,746   7,303
  Other loans                         3,939     2,698     2,405    2,686   3,684
--------------------------------------------------------------------------------
Total charge-offs                     7,492     6,638     7,591    8,138  11,735
--------------------------------------------------------------------------------
Recoveries
  Mortgage loans                        634     1,073       630      236       1
  Commercial loans                      315       514       352      598   1,341
  Other loans                           599       495       627      724   1,091
--------------------------------------------------------------------------------
Total recoveries                      1,548     2,082     1,609    1,558   2,433
--------------------------------------------------------------------------------
Net charge-offs                       5,944     4,556     5,982    6,580   9,302
--------------------------------------------------------------------------------
Provision for loan losses             7,168     7,813     6,790    7,638  10,297
--------------------------------------------------------------------------------
Ending balance                     $ 39,064    37,840    34,583   33,775  32,717
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 Ratio of net charge-offs to
  average loans outstanding           0.22%     0.19%     0.28%    0.35%   0.47%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


    The majority of the chargeoffs in 1993 and 1994 were related to non-performing loans of the Combined Banks including commercial real estate loans which were resolved during 1994. Although non-performing assets have increased from $31.9 million at December 31, 1996to $37.7 million at December 31, 1997, the balance continues to represent the same approximate ratio of gross loans at 1.0%. In each of the last five years the provision for loan losses has exceeded net charge offs and the allowance for loan losses has increased. The level of the loan loss allowance continues to more than cover non-performing loans at 130.0% at December 31, 1997. The significantly large provision for loan losses for 1993 relates to the deterioration of certain loans of the Combined Banks along with the increased emphasis on commercial lending within the overall Company and the inherently higher risk factors associated with this type of lending. Commercial loans as a percentage of gross loans receivable have increased from $187.3 million or 9.8% at December 31, 1993 to $463.2 million or 15.4% at December 31, 1997.

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

    Management cautions that the loan loss allowance allocation provided does not necessarily represent the total amount which may or may not be available for actual future losses in any one or more of the categories. Management is of the opinion that the loan loss allowance as of December 31, 1997 is adequate as a general allowance.

    The following table sets forth the allocation of the allowance for loan losses at December 31:



                                                       December 31,
                                    --------------------------------------------
(Dollars in Thousands)                 1997      1996     1995     1994    1993
--------------------------------------------------------------------------------
Mortgage loans                      $ 14,119   16,532   15,629   17,374  17,313
Mortgage loans to total loans          51.01%   54.14%   59.36%   59.74%  60.68%
Construction loans                  $  1,872    1,486    1,060      340     340
Construction loans to total loans       2.08%    2.17%    2.30%    1.58%   1.64%
Commercial loans                    $ 14,998   11,851   11,801   10,676  10,856
Commercial loans to total loans        15.36%   13.39%   11.98%   11.32%   9.84%
Other loans                          $ 8,075   7,971     6,093    5,385   4,208
Other loans to total loans             31.55%   30.30%   26.36%   27.36%  27.84%
--------------------------------------------------------------------------------
Total allowance for loan losses     $ 39,064  37,840    34,583   33,775  32,717
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Securities Activities. The Company has authority to purchase a wide range of securities deemed prudent by management, subject to various regulatory restrictions. The Board of Directors establishes the investment policy of the Company based upon the recommendations of the executive asset/liability team and the Board reviews the results of all transactions and activities in the securities portfolio on a monthly basis. As of December 31, 1997, ONBANCorp's securities portfolio totaled $2.0 billion, constituting 37.9% of total assets down from 48.2% at December 31, 1996. The Company's strategy has been to decrease the percentage of investments to assets and to increase the percentage of loans to assets. For purposes of this discussion, mortgage-backed securities are considered securities rather than loans even though securities can represent loans which have been originated and securitized.

    As of November 15, 1995, all companies subject to FAS 115 were permitted a one-time opportunity to reallocate securities previously classified as held to maturity into the available for sale category without calling into question the Company's intent to hold the remaining securities to maturity. ONBANCorp availed itself of this opportunity and transferred approximately $1.54 billion in securities from held to maturity to available for sale. Following this move the Company sold approximately $1.2 billion of its available for sale securities and used the proceeds to pay down borrowings and fund future loan growth. This sale enabled the Company to shrink the absolute levels of securities and borrowings. The yield on assets sold was approximately the same as the cost of the borrowings repaid, therefore, net interest income was not adversely affected. Prepayment fees related to the prepayment of borrowings were more than offset by gains on securities sold. The future implications of these actions were that net interest income would remain approximately the same, however, net interest margin would improve because net interest income (the numerator) would remain approximately the same while the average earning assets (the denominator) would significantly diminish by approximately $1 billion. Total securities have declined to $2.02 billion at December 31, 1997 from $2.61 billion at December 31, 1996 from $2.74 billion at December 31, 1995 and on a percentage basis represent 38% ,48% and 49% of total assets on those respective dates.


    The following table sets forth ONBANCorp's investment portfolio at carrying value at the dates indicated. For information relating to the estimated fair value of the Company's investment portfolio at December 31, 1997 and 1996, see "Notes to Consolidated Financial Statements-Note 3".

--------------------------------------------------------------------------------
(In Thousands)                                1997        1996        1995
--------------------------------------------------------------------------------
Debt securities:
  U.S. Government obligations             $   34,211  $   33,961      29,716
  U.S. Government agencies                   155,442     200,416     199,206
  State and municipal                         55,385      61,668      74,351
  Corporate and other                          6,958         329         424
--------------------------------------------------------------------------------
    Total debt securities                    251,996     296,374     303,697
--------------------------------------------------------------------------------
Mortgage-backed securities:
  GNMA                                        73,512     137,594     189,692
  FNMA                                        98,135     233,968     253,659
  FHLMC                                      179,170     410,325     395,442
  SBA                                          5,776      22,748      27,028
Collateralized mortgage obligations:
  Agency                                     833,882     786,008     878,056
  Non-agency                                 527,627     676,177     627,982
--------------------------------------------------------------------------------
  Total mortgage-backed securities         1,718,102   2,266,820   2,371,859
--------------------------------------------------------------------------------
Equity securities:
  Preferred stock                               -          1,022       1,040
  Common stock                                 1,394         718         764
  Federal Home Loan Bank stock                46,319      46,041      64,484
--------------------------------------------------------------------------------
   Total equity securities                    47,713      47,781      66,288
   Total securities                      $ 2,017,811 $ 2,610,975   2,741,844
--------------------------------------------------------------------------------

    The following table presents the carrying value and weighted average book yield on debt and mortgage-backed securities at December 31, 1997 based on scheduled maturities. Actual maturities can be expected to differ from scheduled maturities due to prepayment or early call privileges of the issuer.


                                                     Weighted      Due after one    Weighted     Due after five    Weighted
                                     Due in one       average       year through     average     years through     average
(Dollars in Thousands)               year or less      yield        five years        yield        ten years        yield
------------------------------------------------------------------------------------------------------------------------------
Held to maturity:
Obligations of U.S. Government and
  U.S. Government agencies           $  74,137          5.0%             -              -             36,631         4.7%
State and municipal                     21,700          4.6%          28,692           4.9%            4,470         5.0%
Mortgage-backed and other                4,532          6.5%          19,008           5.5%          104,803         5.9
------------------------------------------------------------------------------------------------------------------------------
                                     $ 100,369          5.0%          47,700           5.1%          145,904         5.6%
------------------------------------------------------------------------------------------------------------------------------
Available for sale:
Obligations of U.S. Government and
  U.S. Government agencies           $    -                           29,177           6.1%           15,052         7.3%
Mortgage-backed and other                 -                            3,226           7.6%           45,918         6.7%
------------------------------------------------------------------------------------------------------------------------------
                                     $    -                           32,403           6.2%           60,970         6.7%
------------------------------------------------------------------------------------------------------------------------------

                                                      Weighted                    Weighted
                                     Due after        average                      average
(Dollars in Thousands)               ten years         yield         Total          yield
---------------------------------------------------------------------------------------------
Held to maturity:
Obligations of U.S. Government and
  U.S. Government agencies               -                          110,768          4.9%
State and municipal                       523           5.5%         55,385          4.8%
Mortgage-backed and other             881,668           6.5%      1,010,011          6.4%
---------------------------------------------------------------------------------------------
                                      882,191           6.5%      1,176,164          6.2%
---------------------------------------------------------------------------------------------
Available for sale:
Obligations of U.S. Government and
  U.S. Government agencies             34,656           7.2%         78,885          6.8%
Mortgage-backed and other             665,904           6.5%        715,048          6.5%
---------------------------------------------------------------------------------------------
                                      700,560           6.5%        793,933          6.6%
---------------------------------------------------------------------------------------------

    The Company does not anticipate any losses from principal payment deficiencies based upon the overall credit quality of the portfolio. None of the principal of the combined debt and mortgage-backed securities portfolio of $2.0 billion is classified as non-investment grade. Securities are classified as either trading, available for sale or held to maturity at the time of purchase. The overall asset/liability position of the Banks taken together with general financial market conditions are the principal determinants affecting the classification. As a result, similar securities with identical risks and characteristics can be classified as either available for sale or held to maturity depending upon the existing economic environment and asset/liability considerations. Collateralized mortgage obligations which the Banks have purchased are short-term in nature with a weighted average duration of between three and four years. Structured notes which the Banks have purchased do not have characteristics which put principal at risk if they are held to maturity. The fair value fluctuations which may occur are the result of changes in interest rates including the shape of the yield curve.

    Deposits. ONBANCorp has a number of programs designed to attract both short-term and long-term savings of the general public at interest rates consistent with market conditions. Included among these programs are savings accounts, NOW accounts, money market accounts, fixed rate certificates of deposit, fixed rate and variable rate IRA's, and negotiable rate certificates of deposit. During 1994, the Banks began issuing brokered deposits. Brokered time deposits were $411 million at December 31, 1997, up from the $319 million at December 31, 1996. The Company controls deposit flows primarily by the pricing of deposits and, to a lesser extent, by promotional activities. Management believes rates offered on deposit accounts are generally competitive with other financial institutions in the area; however, from time to time, market conditions may temporarily make more or less aggressive pricing strategies advantageous.

    The following table sets forth deposits by type of account at December 31:


--------------------------------------------------------------------------------
                                                               Percentage
                                                                of Total
(Dollars in Thousands)                          Amount          Deposits
--------------------------------------------------------------------------------
Savings                                     $    626,273          15.6%
Time deposits                                  2,032,348          50.5%
NOW accounts(1)                                  296,580           7.4%
Money market accounts (2)                        276,764           6.9%
Non-interest bearing demand accounts             380,099           9.4%
Brokered time deposits                           411,042          10.2%
--------------------------------------------------------------------------------
  Total deposits                            $  4,023,106         100.0%
--------------------------------------------------------------------------------

------------------------
(1) Includes NOW and IMMC accounts
(2) Includes MMDA and escrow accounts


    The following table sets forth ONBANCorp's deposit flows and the effects of credited interest on the net change in deposits for the periods ended December 31:

--------------------------------------------------------------------------------
(In Thousands)                            1997          1996           1995
--------------------------------------------------------------------------------
Deposits at beginning of year           $ 3,821,906   3,808,273     3,793,343
Increase (decrease) in:
  Savings                                   (66,548)    (64,916)      (86,757)
  Time deposits                             100,828     128,916       203,949
  NOW accounts                               41,142      (8,526)      (18,969)
  Money market accounts                      10,200      17,436       (51,225)
  Non-interest bearing demand accounts       23,928      36,031        17,124
  Brokered time deposits                     91,650     (61,625)      (49,192)
  Deposits of branches sold                    -        (33,683)          -
--------------------------------------------------------------------------------
Net increase in deposits during the
  year                                      201,200      13,633        14,930
--------------------------------------------------------------------------------
Deposits at end of year                 $ 4,023,106   3,821,906     3,808,273
--------------------------------------------------------------------------------
Net increase (decrease) before interest
  credit                                $    34,069    (107,017)     (142,154)
Interest credited                           167,131     154,333       157,084
Deposits sold                                  -        (33,683)         -
Net increase in deposits during the
  year                                  $   201,200      13,633        14,930
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The remaining maturity on certificates of deposit of $100,000 and over at December 31, 1997 is presented below:

              ---------------------------------------------
                                                 Amount
               Maturity                      (In Thousands)
              ---------------------------------------------
               Three months or less           $  480,625
               Over three through six months      77,218
               Over six through twelve months     60,895
               Over twelve months                 42,817
              ---------------------------------------------
                                               $ 661,555
              ---------------------------------------------


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

    Return on Equity and Assets. The following table shows operating and capital ratios of the Company for each of the last three years:


   -------------------------------------------------------------------
                                             1997     1996     1995
   -------------------------------------------------------------------
    Return on average assets                  0.94%    0.81%    0.71%
    Return on average equity                 15.30%   11.42%   11.75%
    Dividend payout ratio                    34.61%   41.06%   39.58%
    Average equity to average assets ratio    6.15%    7.05%    6.02%
   -------------------------------------------------------------------

    Personnel. As of December 31, 1997, ONBANCorp has approximately 1,344 full-time equivalent employees.

    Supervision and Regulation. The banking industry is subject to extensive state and federal regulation and is undergoing significant change. In 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted. FDICIA substantially amended the Federal Deposit Insurance Act ("FDI Act") and certain other statutes. Since FDICIA's enactment, the federal bank regulatory agencies have been adopting regulations to implement its statutory provisions.

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

    On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking Efficiency Act of 1994 (the "Interstate Banking Act"). Generally, the Interstate Banking Act permits, bank holding companies to acquire banks in any state; permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank, permits a bank to acquire branches from an out-of-state bank, if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

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

    Supervision and Regulation of Bank Subsidiaries. The Registrant's banking subsidiaries are subject to regulation, and are examined regularly, by various bank regulatory agencies: OnBank & Trust by the

FDIC and the Banking Department of New York; and Franklin by the FDIC and Banking Superintendent of Pennsylvania. The Registrant and its direct subsidiaries are affiliates, within the meaning of the Federal Reserve Act, of the Registrant's subsidiary banks and their subsidiaries. As a result, the Registrant's subsidiary banks and their subsidiaries are subject to restrictions on loans or extensions of credit to, purchases of assets from, investments in, and transactions with the Registrant and its direct subsidiaries and on certain other transactions with them or involving their securities.

    Dividends from Bank Subsidiaries. The subsidiary banks are subject, under one or more of the banking laws, to restrictions on the amount and frequency (no more often that quarterly) of dividend declarations. Future dividend payments to the Registrant by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in Note 18 of Notes to consolidated Financial Statements and to other statutory powers of bank regulatory agencies.

    See "Notes to Consolidated Financial Statements - Note 17" for details of Shareholder's Equity.

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

ITEM 2. PROPERTIES

    ONBANCorp's executive offices are located at 101 South Salina Street, Syracuse, New York 13202. At December 31, 1997, ONBANCorp operated from 86 locations including 78 full service branches, 1 public accommodation office, and 7 specialized lending offices. The Company owned the building and land for 32 of its locations and leased space for 54 locations. In addition, the Banks operate 131 freestanding proprietary cash dispensers. The aggregate net book value of premises owned by ONBANCorp and leasehold improvements of leased offices (net of accumulated depreciation and amortization) at December 31, 1997, was $56,994,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    The information required herein is incorporated by reference from the section captioned "Description of Business" of the Company's 1997 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

    The information required herein is incorporated by reference from the table captioned "Selected Financial Data" on page 2 of the Company's 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required herein is incorporated by reference from the section captioned "Management's Discussion and Analysis" on pages 3 to 10 of the Company's 1997 Annual Report.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See pages 5 and 6 of the Form 10K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required herein is incorporated by reference from pages 32 to 51 of the Company's 1997 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to instruction G, the information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1998 annual meeting of shareholders to be filed within 120 days of the registrant's fiscal year ended December 31, 1997, or, if such proxy statement is not filed within such period, by reference to an amendment to this Form 10K to be filed within 120 days of the registrant's fiscal year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

    Pursuant to instruction G, the information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1998 annual meeting of shareholders to be filed within 120 days of the registrant's fiscal year ended December 31, 1997, or, if such proxy statement is not filed within such period, by reference to an amendment to this Form 10K to be filed within 120 days of the registrant's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Pursuant to instruction G, the information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1998 annual meeting of shareholders to be filed within 120 days of the registrant's fiscal year ended December 31, 1997, or, if such proxy statement is not filed within such period, by reference to an amendment to this Form 10K to be filed within 120 days of the registrant's fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to instruction G, the information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1998 annual meeting of shareholders to be filed within 120 days of the registrant's fiscal year ended December 31, 1997, or. if such proxy statement is not filed within such period, by reference to an amendment to this Form 10K to be filed within 120 days of the registrant's fiscal year ended December 31, 1997.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) The following financial statements are incorporated by reference from
Part 11 Item 8 hereof: (Annual Report to Shareholders included as Exhibit 13).

    Independent Auditors' Report

    Consolidated Balance Sheets at December 31, 1997 and 1996

    Consolidated Statements of Income for Each of the Years in the Three Year
     Period Ended December 31, 1997

    Consolidated Statements of Changes in Shareholders' Equity for Each of the
     Years in the Three Year Period Ended December 31, 1997

    Consolidated Statements of Cash Flows for Each of the Years in the Three
     Year Period Ended December 31, 1997 Notes to Consolidated Financial Statements

    (a)(2) There are no financial statement schedules which are required to be filed as part of this form since they are not applicable.

    (a)(3) See (c) below for all exhibits filed herewith and the Exhibit Index.

    (b) There are no Reports on Form 8-K required to be filed as part of this form.

    (c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K, or are incorporated herein by reference.


No.               Exhibit
---               -------
2.1      Plan of Reorganization, dated as of January 15, 1993, between OnBank &
         Trust Co. and OnBank, incorporated by reference to Exhibit 2.1 to the registrant's Form 10-K filed with the Commission on March 31, 1994.

2.2 Agreement and Plan of Reorganization and related Agreement and Plan of Merger, each dated as of October 28, 1997, providing for the merger of ONBANCorp, Inc. with and into Olympia Financial Corp., a direct wholly owned subsidiary of First Empire State Corporation, incorporated by reference to Exhibit 2.1 to the registrant's Form
         8-K filed with the Commission on October 28, 1997.

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


13       Annual Report to Shareholders for the Year ended December 31, 1997.

21       List of Registrant's Subsidiaries.

23       Consent of Independent Auditors

27       Financial Data Schedules

    (d) There are no other financial statements and financial statement schedules which were excluded from the Annual Report which are required to be included herein.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 1998.

                                 ONBANCorp, Inc.

                                 By:  /s/ Robert J. Bennett
                                      --------------------------
                                      Robert J. Bennett
                                      Chairman of the Board,
                                      President and Chief Executive Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                   Title
            ---------                                   -----

       /s/ Robert J. Bennett
       ----------------------               Chairman of the Board, President,
           Robert J. Bennett                 Chief Executive Officer and
                                             Director

      /s/ David M. Dembowski
      ----------------------                Executive Vice President and
          David M. Dembowski                 Secretary

      /s/ Robert J. Berger
      ----------------------                Senior Vice President, Treasurer,
          Robert J. Berger                   Chief Financial Officer

      /s/ William F. Allyn
      ----------------------                 Director
          William F. Allyn

      /s/ William J. Donlon
      ----------------------                 Director
          William J. Donlon

      /s/ Lee H. Flanagan
      -----------------------                Director
          Lee H. Flanagan

      /s/ Russell A. King
      -----------------------                Director
          Russell A. King

      /s/ Henry G. Lavarnway, Jr.
      ---------------------------            Director
          Henry G. Lavarnway, Jr.

       --------------------------            Director
            John D. Marsellus

       /s/ J. Kemper Matt
       ---------------------------           Director
           J. Kemper Matt

       /s/ Peter J. Meier
       ---------------------------           Director
           Peter J. Meier

       /s/ Peter J. O'Donnell, Jr.
       ---------------------------           Director
           Peter J. O'Donnell, Jr.


       ----------------------------          Director
           T. David Stapleton, Jr.

       /s/ William J. Umphred
       -----------------------------         Director
           William J. Umphred

       /s/ Thomas H. van Arsdale
       -----------------------------         Director
           Thomas H. van Arsdale


       ------------------------------        Director
            John L. Vensel

       /s/ Joseph N. Walsh, Jr.
       ------------------------------        Director
           Joseph N. Walsh, Jr.